Form 10-K
period 1997-12-31
DATATAB INC
filed 1998-03-31
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
-----
| x |             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1997
                          -----------------
OR
-----             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
|   |             OF THE SECURITIES EXCHANGE ACT OF 1934
-----
For the transition period from         to

                           Commission file no. 0-3677

                                  DATATAB, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     NEW YORK                                13-1917838
--------------------------------------------------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

49 EAST 21ST STREET, NEW YORK, NEW YORK                 10010
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (212) 228-6800
                                                      -------------
Securities registered pursuant to Section 12(b) of the Act:     NONE
                                                                ----
Securities registered pursuant to Section 12(g) of the Act:

                    COMMON SHARES, PAR VALUE $1.00 PER SHARE
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X     No
                                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

--------------------------------------------------------------------------------
                     The number of common shares, $1.00 par
                value, outstanding at March 20, 1997 was 705,836.

                                     PART I
ITEM 1. BUSINESS.
-----------------
                  (a)   GENERAL DEVELOPMENT OF BUSINESS.

                  The Registrant was incorporated on June 5, 1959 as a New Jersey corporation, commenced business operations in May, 1960, and was re-incorporated on March 29, 1965 as a New York corporation.

                  (b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.
                  For the past three years, market research accounted for 100% of consolidated operating revenues. No other segment accounted for as much as 15% of consolidated operating revenues during the last three years.

                  (c)   NARRATIVE DESCRIPTION OF BUSINESS.
1.  SERVICES
    --------
                  The Registrant operates a data processing service center in New York City, providing a variety of services principally utilizing computer packages for the processing of data for use in market research. These packages can be marketed to many different clients with only very limited program adaptation.

                  Market research data processing performed by the Registrant includes the processing of public opinion, readership audience, political, consumer, and general survey research data for manufacturers, market research companies, advertising agencies, governmental agencies, financial and educational institutions, and foundations. The Registrant also designs, prints, mails, and processes surveys for use in large database research. Data supplied by the Registrant's clients is refined by the Registrant into statistics designed to be of assistance to the client.

                  The above applications utilize computer software licensed to the Registrant. (See Item 2, INFRA.)

2.  SOURCES OF RAW MATERIALS
    ------------------------

                  The  Registrant's   major  equipment   suppliers  are  Gateway
Computers, Hewlett-Packard, IBM, Megadata Corporation, and Qualstar Corporation.

                  The Registrant has been granted a perpetual license to use copies of World Research Systems' ("WRS") UNCLE software for cross tabulations as a result of a marketing agreement between the two companies under which the Registrant was given the right to market software developed by WRS.

3.   DEPENDENCE ON CERTAIN CUSTOMERS
     -------------------------------

                  In 1997, there was one client who accounted for more than 10% of consolidated operating revenues. This client reflected 72% of the consolidated operating revenues. Management believes that the loss of any one or a few of its largest clients would have a material adverse effect upon the Registrant.

4.  COMPETITION
    -----------

                  The data processing  service  industry is highly  competitive.
The Registrant conducts business in direct competition with many companies (including both independent service bureaus and diversified companies with service divisions) which offer a wide range of general data processing services, including those performed by the Registrant. Some of the Registrant's competitors are smaller, and some are larger and possess greater financial resources. Another competitive factor in the data processing service business is "in-house" data processing, in which a company installs its own data processing equipment. The increasing availability and lower prices of mini- and micro-computers have permitted companies to install their own data processing equipment and to perform their own processing.

                  Companies in the industry compete on the basis of a number of factors, including price, quality of service, and product features. Management believes the Registrant's particular strengths are its reputation and expertise in a wide variety of applications, a well qualified staff, and its advanced software. The Registrant provides extensive staff support to its clients while maintaining a competitive price structure within the industry.

5.  RESEARCH AND DEVELOPMENT
    ------------------------

                  The Registrant did not engage in any research and development activities during the last fiscal year and Registrant has not engaged in any customer-sponsored research activities relating to the development or improvement of products or services during such period.

6.  EMPLOYEES
    ---------
                  As  of  March  20,  1998,   the  Registrant  had  5  full-time
employees. Part-time personnel are employed as needed.

                  (c)   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
                        ------------------------------------------------
                        OPERATIONS AND EXPORT SALES.
                        ----------------------------

                  Not applicable.

ITEM 2. PROPERTIES.
------------------

                  The Registrant maintained its executive offices and data center operations at 80 Fifth Avenue, New York, New York under a lease which expired on December 30, 1996. In addition to the basic annual rent, the Registrant was responsible for all taxes, assessments, water and sewer rents, insurance, etc.. The Registrant shared this space with its parent company, Data Probe, Inc.

                  The Registrant, effective December 27, 1996, currently maintains its executive offices and data center operations at 49 East 21 Street, New York, New York. The Registrant's parent company, Data Probe, Inc. acquired a lease for this location, and the Registrant will be renting space on a month to month basis. (See Item 13, INFRA.)

                  The Registrant owns two Megadata 8300 Model 4's, a Megadata 8300 Model 6, a Gateway2000 Pentium PC, and various IBM display terminals and Hewlett Packard Printers.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

                  NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

                  No matter was submitted to a vote of security holders during the fourth quarter.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-----------------------------------------------------------------------
          MATTERS.
          --------

                  a)  MARKET INFORMATION.
                      -------------------

                  The Registrant's common shares are traded in the over-the-counter market and listed on the National Quotation Bureau's "Pink Sheets" (symbol: "DTAB"). The following table sets forth the range of high and low closing bid quotations for the Registrant's common shares for each quarterly period during the Registrant's last two fiscal years, as reported by the National Quotation Bureau:

         PERIOD                                CLOSING BID PRICES
         ------                                ------------------
         Fiscal Year Ended
          December 31, 1997
                                               HIGH              LOW
                                               ----              ---
                  First Quarter                N/A *             N/A *
                  Second Quarter               N/A *             N/A *
                  Third Quarter                N/A *             N/A *
                  Fourth Quarter               N/A *             N/A *

         Fiscal Year Ended
          December 31, 1996
                                               HIGH              LOW
                                               ----              ---
                  First Quarter                N/A *             N/A *
                  Second Quarter               N/A *             N/A *
                  Third Quarter                N/A *             N/A *
                  Fourth Quarter               N/A *             N/A *

---------------

 *    Quotations were not available for the period indicated.

                  (b)  HOLDERS.
                       -------

                  The number of equity security holders of record at March 20, 1997 was 579.

                  (c)  DIVIDENDS.
                       ---------

                  The Registrant has never paid cash dividends on its shares. The Registrant does not anticipate paying cash dividends in the foreseeable future.


                         DATATAB, INC. AND SUBSIDIARIES
                         ------------------------------

                             SELECTED FINANCIAL DATA
                             -----------------------

                              YEAR ENDED  DECEMBER 31,
--------------------------------------------------------------------------------
                               1997        1996        1995        1994        1993
                           ----------  ----------  ----------  ----------   -------
For the year:

Total Revenue              $  496,301  $  520,854  $  665,529  $  608,340   $  224,435
                           ==========  ==========  ==========  ==========   ==========
Net income
  (loss)                   $  (48,761) $    3,991  $  (27,110) $  (32,548)  $ (176,108)
                           ==========  ==========  ==========  ===========  ===========
Income (loss)
  per share                    $(.07)      $ .01       $(.04)      $(.05)       $(.25)
                               ======      ======      ======      ======       ======
Average number
  of shares
  used in
  computing
  earnings or
  loss per
  share                       705,836     705,836     705,836     705,836      705,836
                           ----------  ----------  ----------  ----------   ----------

At year end:

 Total assets              $  302,440  $  429,807  $  351,985  $  517,965   $  428,420
                           ----------  ----------  ----------  ----------   ----------

 Working
  capital                  $  143,888  $  190,797  $  142,432  $  159,964   $  183,799
                           ----------  ----------  ----------  ----------   ----------

Long-term
 indebtedness              $   18,600  $   22,600  $   22,600  $   30,600   $   36,600
                           ----------  ----------  ----------  ----------   ----------

Shareholders'
 equity                    $  130,545  $  179,306  $  174,315  $  202,425   $  234,973
                           ----------  ----------  ----------  ----------   ----------

Book value
 per share                     $ .18       $ .25       $ .25       $ .29        $ .33
                               -----       -----       -----       -----        -----

Cash dividends
 declared per
 common share                   NONE        NONE        NONE        NONE         NONE
                                ----        ----        ----        ----         ----



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
AND RESULTS OF OPERATION.
-------------------------

RESULTS OF OPERATIONS:
----------------------

                  Operating revenues for the three most recent fiscal years ended December 31, were $496,301 in 1997, $520,854 in 1996, and $665,529 in
1995.

                  Operating revenues decreased by 4.7%, or $24,553 for the period ending December 31, 1997 as compared to a decrease of 21.7% in 1996.

                  The decrease in revenue in 1997 was a combination of two factors. The Registrants major client's revenue fell by 13% to $359,000, or 72% in 1997, from 80% of the Registrants revenue in 1996. That decrease was mostly offset by several increases in work from smaller existing clients along with the addition of a few new clients. The decrease in revenue in 1996 is mostly attributable to reduced revenue from the Registrant's largest client.

                  In 1996 this client accounted for 80%, or $410,987, of the Registrant's revenue as compared with 82%, or $507,632 in 1995. This $96,645 decrease in revenue accounted for 67% of the total decrease in overall revenue.

                  The Registrant is continuously trying to add clients to its base. However, the key is to add repetitive work as opposed to one time work. While the Registrant added several new clients during fiscal 1997, a few other clients either did not repeat their studies or reduced the amount of work sent to the Registrant.

                  For the past three years market research accounted for 100% of the Registrant's consolidated revenue.

                  Operating costs increased by 2.2%, or $9,669, in 1997. These same costs decreased by 23.3%, or $135,928 in 1996. The increase in 1997 costs is attributable to the Registrant's dependance on outside suppliers to assist in completing it's projects. A significant portion of the decrease in 1996 is attributable to those operating costs directly associated with the reduction in revenue. Operating costs expended on outside contractors directly related to revenue production in 1996 decreased significantly over the comparative period of 1995. The Registrant is continuously monitoring the remainder of the overall operating cost structure and implementing cost saving programs wherever appropriate.

                  Selling and administrative expenses increased by 28.4%, or $27,279 in 1997. This increase was a direct result of the lower management fee charged to the Registrant's parent company, Data Probe, Inc. The same costs decreased by 32.5%, or $46,368 in 1996 as compared to 1995. The decrease in this aggregate 1996 expense section was the result of an increased management fee charged to the Registrant's parent company, Data Probe, Inc.

                  The Registrant operated at a loss in 1997. This loss was a result of a reduced revenue base.

                  The Registrant operated at a slight profit in 1996. In 1996 the decrease in both operating and selling and administrative expenses offset the decrease in revenue.

                  The Registrant had no capital expenditures in 1997 and 1996 and does not anticipate any capital expenditures in the near future.

                  In the opinion of management, inflation has not had a material impact on the operations of the Registrant.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

                  Working capital was decreased by approximately $47,000 in 1997. The working capital at December 31, 1997 was approximately

$144,000 as compared to approximately $191,000 at December 31, 1996.

                  The Registrant's balance sheet at December 31, 1997 reflects a receivable from its parent company, Data Probe, Inc., which represents a significant portion of its current assets and therefore its working capital. The collectability of this receivable is uncertain.

                  The Registrant's continued losses have greatly reduced its working capital. If the loss trends continue, or if additional revenues cannot be generated, or if significant operating costs cannot be reduced, the Registrant's ability to continue to operate would be severely affected in the absence of securing some type of supplemental financing, the availability of which there can be no assurance.

GHASSEMI, PHOEL & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS
23 Langdon Place
Lynbrook, NY 11563
Phone:  516-887-4444
Fax:   516-887-4450



                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Datatab, Inc.:

We have audited the accompanying consolidated balance sheet of Datatab, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, retained earnings (deficit) and cash flows for each of the years in the three-years period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datatab, Inc. and subsidiaries at December 31, 1997, and 1996, and result of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/S/  GHASSEMI, PHOEL & CO.
Certified Public Accountants

Lynbrook, New York
March 17, 1998

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                     ASSETS


                                                              DECEMBER 31,

                                                           1997           1996
                                                       ------------    ---------


Current Assets:
         Cash ......................................      $  8,682      $ 26,535
         Accounts Receivable .......................        27,520        36,981
         Receivable from Data Probe, Inc ...........       259,781       350,417
         Inventories of work
           in process and supplies .................         1,200         1,275
         Prepaid expenses and other
           current assets ..........................          --           3,490
                                                          --------      --------

Total current assets ...............................       297,183       418,698

Furniture, fixtures, equipment
         and improvements (at cost, less
         accumulated depreciation
         of $ 122,050 in 1997
         and $117,676 in 1996) .....................         4,630        10,442
Other assets .......................................           627           667
                                                          --------      --------
                                                          $302,440      $429,807
                                                          ========      ========

















(CONTINUED)

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                   LIABILITIES


                                                             DECEMBER 31,
                                                        1997            1996
                                                    ------------    ------------
Current Liabilities:
         Accounts Payable ........................   $    42,289    $    54,113
         Accrued expenses and taxes ..............        94,606         95,715
         Customer advances .......................        16,400         78,073
                                                     -----------    -----------

Total Current Liabilities ........................       153,295        227,901

Other liabilities ................................        18,600         22,600
                                                     -----------    -----------
                                                         171,895        250,501
                                                     -----------    -----------


                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
         shares, par value $1 a share;
         none issued .............................          --             --

Common shares -  authorized  2,000,000
         shares, par value $1 a share;
         issued 788,955 shares (including
         shares held in treasury)  ...............       788,955        788,955

Additional paid-in capital .......................     2,490,471      2,490,471

Deficit ..........................................    (3,017,424)    (2,968,663)
                                                     -----------    -----------
                                                         262,002        310,763
Less cost of 83,119 common shares
         held in treasury ........................       131,457        131,457
                                                     -----------    -----------
                                                         130,545        179,306
                                                     -----------    -----------
                                                     $   302,440    $   429,807
                                                     ===========    ===========



           The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                             1997         1996          1995
                                             ----         ----          ----

Sales ...................................   $ 496,301    $ 520,854    $ 665,529
Cost of sales ...........................     457,650      447,981      583,909
                                            ---------    ---------    ---------

Gross profit ............................      38,651       72,873       81,620

Selling and administrative
         expenses .......................     123,466       96,187      142,555
                                            ---------    ---------    ---------

Loss from operations ....................     (84,815)     (23,314)     (60,935)

Interest income, net of
         related expenses ...............      36,054       27,305       33,825
                                            ---------    ---------    ---------

Net income (loss) .......................   $ (48,761)   $   3,991    $ (27,110)
                                            =========    =========    =========

Income (loss) per share .................   $    (.07)   $     .01    $    (.04)
                                            =========    =========    =========

Weighted average number of
         shares outstanding .............     705,836      705,836      705,836
                                            =========    =========    =========











           The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT)





                                             YEAR ENDED DECEMBER 31,
                                             -----------------------
                                        1997            1996            1995
                                        ----            ----            ----


(Deficit) - January 1 .............   $(2,968,663)   $(2,972,654)   $(2,945,544)

Net income (loss)
         for the year .............       (48,761)         3,991        (27,110)
                                      -----------    -----------    -----------

(Deficit) - December 31 ...........   $(3,017,424)   $(2,968,663)   $(2,972,654)
                                      ===========    ===========    ===========















           The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS





                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                        1997            1996            1995
                                        ----            ----            ----

Cash flows provided by
  (used in) operating
  activities:
         Cash received from
           customers .................    $ 444,089     $ 565,604     $ 680,976
         Cash paid to suppliers
           and employees .............     (590,070)     (485,072)     (850,649)
         Interest received,
           net .......................       36,054        27,305        33,825
                                          ---------     ---------     ---------

Net cash provided by
  (used in) operating
  activities .........................     (109,927)      107,837      (135,848)
                                          ---------     ---------     ---------

Cash flows provided by
  (used in) investing
  activities:
         Disposition (purchase)
      of equipment ...................        1,438          --            (714)
         Advances from (to)
          an affiliate ...............       90,636       (90,600)       11,637
                                          ---------     ---------     ---------

Net cash provided by
  (used in)
  investing activities ...............       92,074       (90,600)       10,923
                                          ---------     ---------     ---------

Net (decrease)
  increase in cash ...................      (17,853)       17,237      (124,925)

Cash at beginning
  of period ..........................       26,535         9,298       134,223
                                          ---------     ---------     ---------

Cash at end
  of period ..........................    $   8,682     $  26,535     $   9,298
                                          =========     =========     =========

(CONTINUED)

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS





                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                            1997            1996          1995
                                            ----            ----          ----

Reconciliation of net income
   to net cash provided
   by operating activities:

Net income (loss) .......................   $ (48,761)   $   3,991    $ (27,110)

Adjustments to reconcile net
   loss to net cash
   provided by operating
   activities:
                  Depreciation and
                   amortization .........       4,374       17,108       18,968
                  Decrease (increase)
                   in accounts
                   receivable ...........       9,461      (16,424)      15,447
                  Decrease (increase)
                   in inventories .......          75          225          250
                  Decrease (increase)
                   in prepaid expenses
                   and other assets .....       3,530       29,106       (4,533)
                  (Decrease) increase
                   in accounts
                   payable ..............     (11,824)     (22,639)      37,530
                  (Decrease) increase
                   in accrued expenses,
                   taxes and other
                   liabilities ..........     (66,782)      96,470     (176,400)
                                            ---------    ---------    ---------

Net cash provided by (used in)
         operating activities ...........   $(109,927)   $ 107,837    $(135,848)
                                            =========    =========    =========









           The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997




SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
-------------------------------------------


         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries (all of which are wholly-owned) after elimination of intercompany investments, advances and transactions.

         Inventory - Inventoried costs of uncompleted jobs represents unbilled labor and overhead charges. Inventories of supplies are stated at the lower of cost (first-in, first-out method) or market.

         Furniture, Fixtures, Equipment and Improvements - Furniture, fixtures, equipment and improvements are recorded at cost. At the time assets are sold or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and depreciation accounts; profits and losses on such dispositions are reflected in current operations. Expenditures for maintenance and repairs are charged to operations; replacements, renewals and betterments are capitalized.

         Depreciation for financial accounting purposes is computed on the straight-line method to amortize the cost of various classes of assets over their estimated useful lives. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease.

         Depreciation for income tax purposes is computed substantially on accelerated methods; deferred income taxes have been provided on the difference between depreciation expense for financial accounting and income tax purposes; however, deferred taxes previously provided were eliminated as a result of accumulated net losses.

         Systems Development Costs - Systems development costs are charged to operations as incurred.



(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997




SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
-------------------------------------------------------

         Earnings or Loss per Share - Earnings or loss per share is based on the average number of shares of common stock outstanding each year after deducting treasury shares.

         Cash and Cash Equivalents - All highly liquid investments with a maturity of three months or less at date of purchase are carried at fair value and are considered to be cash equivalents.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain report amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Fair Value of Financial Instruments - The carrying value of financial instruments approximate their fair value.


RECEIVABLE FROM DATA PROBE, DATATAB, INC. AND SUBSIDIARIES:
-----------------------------------------------------------

Data Probe, Inc., the majority stockholder, is indebted to the Company for advances made. For the year ended December 31, 1997 and 1996 total interest earned on the advances amounted to $35,834 and $26,027 respectively.


INVENTORIES:
------------

      Inventories are summarized as follows:

                                                 DECEMBER 31,
                                                 ------------
                                            1997           1996
                                            ----           ----

           Work in process . . . . . .     $ 1,200       $ 1,275
                                           =======       =======

(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997




FURNITURE, FIXTURES, EQUIPMENT AND IMPROVEMENTS:
------------------------------------------------

         Furniture, fixtures, equipment and improvements comprise the following:

                                       COST AND BOOK VALUE
                                           DECEMBER 31,
                                           ------------
                                                                ESTIMATED
                                                                 USEFUL
                                       1997         1996          LIVES
                                       ----         ----          -----
                  Computer data
                    processing
                    equipment . . .   $118,033     $118,033     7 to 10 years
                  Furniture,
                    fixtures and
                    improvements. .      8,647       10,085     5 to 10 years
                                      --------     --------

                                       126,680      128,118

                  Less accumulated
                    depreciation. .    122,050      117,676
                                       -------      -------
                            Net . .   $  4,630     $ 10,442
                                      ========     ========


INCOME TAXES:
-------------

         At December 31, 1997, the Company has available net operating loss carryforwards in excess of $2,371,000, of which $974,000 expires in 1998, $116,000 in 1999, $320,000 in 2000, $175,000 in 2001, $199,000 in 2002, $120,000
in 2003 and the balance in 2004 and thereafter. In addition, the Company has approximately $1,000 of investment tax credit carryforwards which expire in 1998.

         The Company has provided a valuation allowance in its entirety to offset potential benefit derived with the utilization of the net operating loss carryforwards and tax credits available.

         The consolidated federal income tax returns of the Company and its subsidiaries have been examined by the Treasury Department through 1977.


(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997




TRANSACTIONS WITH RELATED PARTIES:
----------------------------------

         Data Probe, Inc. charged the Company for the following:

                              TOTAL    SERVICES     RENT
                              -----    --------     ----

                  1997. . .  $218,034   $177,796   $ 40,238
                  1996. . .   116,091    116,091       -
                  1995. . .   194,375    194,375       -

         In addition, the Company charged Data Probe, Inc. for the following:

                               TOTAL    SERVICES     RENT     INTEREST
                               -----    --------     ----     --------

                  1997. . .  $ 95,834   $ 60,000   $   -      $ 35,834
                  1996. . .   230,870    120,000     84,843     26,027
                  1995. . .   201,327     84,000     82,276     30,051

COMMITMENTS:
------------

         The Company had offices in New York City for which it was obligated under a net operating lease which expired December 31, 1996. In addition to the basic annual rent the Company was subject to all taxes, assessments, water and sewer rents, insurance, etc. Furthermore, the Company rented space to Data Probe, Inc. As of January 1, 1997, Data Probe, Inc. acquired a lease for new office space, and the Company will be renting its offices from them on a month to month basis.


GOING CONCERN:
--------------

         As reflected in the accompanying financial statements, the Company incurred net operating losses of $48,761 and $27,110 for each of the two years ended December 31, 1997 and 1995. Adverse economic conditions have limited the ability of the Company to market its services at amounts sufficient to recover operating and administrative cost. Continued losses have and will exhaust the remaining net working capital in the near future. Working capital had been supplemented by the collections of a note receivable, which was fully collected as of December 31, 1994. Because of the conditions surrounding the Company and its inability to generate profit, there is doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM #9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
--------    -----------------------------------------------------

Not applicable.

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  (a), (b)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE
                                    OFFICERS.
                                                            DIRECTOR     OFFICER
 NAME                   AGE        POSITION                    SINCE      SINCE
 ----                   ---        --------                    -----      -----

Yitzhak N. Bachana      65      President, Treasurer,          1983        1983
                                and Director

James R. Sheridan       52      Executive Vice President,      1983        1983
                                Secretary, and Director

Herbert E. Shaver       44      Vice President,
                                Controller, and Director       1989        1981

                  Each director is elected to serve as a director until the next succeeding annual meeting of shareholders and until his successor is duly elected and qualified. Each executive officer is elected to serve at the pleasure of the Board of Directors.

                  (c)   IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.
                            None.

                  (d)   FAMILY RELATIONSHIPS.
                            None.

                  (e)   BUSINESS EXPERIENCE.

                  The following sets forth the business experience during the past five years of each director and officer:

                  Mr. Bachana has been President, Treasurer, and a director of Data Probe, Inc., a publicly-traded, New York based computer service bureau and parent of Data Probe Acquisition Corp., for more than the past five years. Mr. Bachana has been a director of the Board of Megadata Corporation since April 20, 1976 and has been President and Chief Executive Officer of Megadata Corporation since June 3, 1980. Megadata Corporation's securities are registered under
Section 12(g) of the Securities Exchange Act of 1934, as amended.

                                     III - 1

                  Mr. Sheridan has been Vice President and served as a supervisor and operations manager of Data Probe, Inc. for more than the past five years.

                  Mr. Shaver has been Vice President, Controller, and a director of the Registrant for more than the past five years. Mr. Shaver has served as the Controller of Data Probe, Inc. for more than the past five years. Mr. Shaver has served as the Controller of Megadata Corporation since September 1993.

                  (f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.
                  The Registrant knows of no event which occurred during the past five years and which is described in Item 401(f) of Regulation S-K relating to any director or officer of the Registrant.

















                                     III - 2

ITEM 11.  EXECUTIVE COMPENSATION.

                  (a)  COMPENSATION.

                  The following table sets forth all compensation paid to the executive officers of the Registrant as a group for such fiscal year.

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------

       (A)                      (B)                  (C)                (E)
--------------------------------------------------------------------------------
                                                            COMPENSATION
                                                            ------------
NAME OF INDIVIDUAL        PRINCIPAL POSITION        SALARY             OTHER
------------------        ------------------        ------             -----

Yitzhak N. Bachana        President               $  44,433        $  10,577 (*)

Herbert E. Shaver         VP, Controller          $  61,111        $    --

James R. Sheridan         Executive VP            $  63,500        $  32,090(**)
--------------------------------------------------------------------------------

Executive Officers
as a Group (3 persons)                            $ 169,044        $  42,667
--------------------------------------------------------------------------------

(*)      Represents salary accrued but unpaid as of December 31, 1997.

(**)     Represents commissions earned but unpaid as of December 31, 1997.

                  (b)  (1)          COMPENSATION PURSUANT TO PLANS.

                 The Registrant's employees (including officers) are all employed on a month-to-month basis.

                           (2)      PENSION TABLE.
                                    Not applicable.

                           (3) ALTERNATIVE PENSION PLAN DISCLOSURE. Not applicable.

                           (4) STOCK OPTION AND STOCK APPRECIATION RIGHT PLANS. Not applicable.

                  (c)      OTHER COMPENSATION.
                           None.




                                     III - 3

                  (d)      COMPENSATION OF DIRECTORS.
                           1.       STANDARD ARRANGEMENTS.
                                    None.
                           2.       OTHER ARRANGEMENTS.
                                    None.

                  (e)      TERMINATION  OF  EMPLOYMENT  AND  CHANGE  OF  CONTROL
                           ARRANGEMENT.
                           None.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT.

                  (a)   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

                  The following chart sets forth the name and address of the person known to the Registrant to be the beneficial owner of more than 5% of the Registrant's common shares, par value $1.00, at March 20, 1998.

                              AMOUNT OF
NAME AND ADDRESS OF           BENEFICIAL             PERCENT
BENEFICIAL OWNER              OWNERSHIP              OF CLASS
----------------              ---------              --------

Data Probe
Acquisition Corp.             517,959(1)(2)            73.38
49 East 21 Street
NEW YORK, NEW YORK 10010

----------
(1) All shares are owned of record and beneficially.

(2) Yitzhak N. Bachana, President of the Registrant, owns 57.22% of the outstanding shares of Data Probe, Inc., the parent of Data Probe Acquisition Corp., and by virtue thereof may be deemed to be the beneficial owner of more than 5% of the Registrant's outstanding shares.


















                                     III - 4

                  (b)   SECURITY OWNERSHIP OF MANAGEMENT.

                  The following chart sets forth the number of the Registrant's common shares, $1.00 par value, beneficially owned by all of the directors of the Registrant and by the directors and officers of the Registrant as a group at March 20, 1998:

NAME OF                         AMOUNT OF
BENEFICIAL                      BENEFICIAL          PERCENT
OWNER                           OWNERSHIP (1)       OF CLASS
-----                           -------------       --------

Yitzhak N. Bachana                   0 (2)              0

James R. Sheridan                    0                  0

Herbert E. Shaver                  800                  0

Officers and Directors
 as a Group
(3 PERSONS)                        800 (2)(3)           0

----------------------------

(1) All shares are owned of record and beneficially.

(2) Yitzhak N. Bachana is the President, Chairman of the Board, and majority shareholder of Data Probe, Inc., the parent of Data Probe Acquisition Corp., which owns 517,959 common shares of the Registrant (or 73.38% of all issued and outstanding shares) which are excluded from the foregoing table.

                  (c)      CHANGES IN CONTROL.

                           Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  (a)  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

                  The Registrant, up until December 30, 1996, maintained its executive offices and data center operations at 80 Fifth Avenue, New York, New York. The Registrant shared this space with its parent company, Data Probe, Inc. pursuant to an allocation arrangement providing that Data Probe, Inc. pay the Registrant $84,843 for the fiscal year ended December 31, 1996.

                  The  Registrant,   effective  December  27,  1996,   currently
maintains its executive offices and data center operations at 49 East 21 Street, New York, New York. The Registrant's parent company, Data Probe, Inc.






                                     III - 5
acquired a lease for this location, and the Registrant has been renting space pursuant to an allocation arrangement providing that the Registrant pay Data Probe, Inc. on a month to month basis approximately $5,000 commencing April 1, 1997. (See Item 13, INFRA.)

                  From time to time the Registrant and Data Probe, Inc. hire each other's employees for specific projects. For the fiscal year ended December 31, 1997, the Registrant incurred expenses of $177,796 with respect to these transactions. The Registrant was charged $40,238 for rent pursuant to an allocation arrangement. The Registrant charged Data Probe, Inc. $60,000 for services and $35,834 for interest in 1997.

                  All fees are determined on a project-by-project basis and, in the opinion of Registrant's management, are no less favorable to Registrant than those which could be obtained from unrelated third parties.

                  (b)      CERTAIN BUSINESS RELATIONSHIPS.
                           None.

                  (c)      INDEBTEDNESS OF MANAGEMENT.
                           None.

                  (d)      TRANSACTIONS WITH PROMOTERS. Not applicable.









                                     III - 6

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM
          8-K.
                                                                     PAGE
                                                                     ----
            (a)      1.       FINANCIAL STATEMENTS

                     Included in Part II of this report:

                     Selected Financial Data at
                      December 31, 1997, 1996, 1995,
                      1994, 1993                                      II-2

                     Report of Independent Certified
                      Public Accountants                              II-6

                     Consolidated Balance Sheets at
                      December 31, 1997 and 1996                      II-7

                     Consolidated Statements of Operations
                      for the years ended December 31,
                      1997, 1996, and 1995                            II-9

                     Consolidated Statements of Retained
                      Earnings (Deficit) for the years
                      ended December 31, 1997, 1996,
                      and 1995                                        II-10

                     Consolidated Statements of Cash
                      Flows for the years ended December 31,
                      1997, 1996, and 1995                            II-11

                     Notes to Consolidated Financial
                      Statements                                      II-13

                     2.   Financial Statements Schedules

                              Included in Part IV of this report:

                     Accountant's report on financial
                     statement schedules                              IV-4

                     Schedule V-Equipment and
                     Improvements for the years ended
                     December 31, 1997, 1996, and 1995                IV-5

                     Schedule VI-Depreciation and
                     Amortization of Equipment and
                     Improvements for the years ended
                     December 31, 1997, 1996, and 1995                IV-6

                  Schedules, other than those listed above, have been omitted since they are not required or the information required therein has been presented elsewhere in the financial statements.

                  Separate financial statements of Datatab, Inc. (parent) have been omitted since the conditions for omission have been met.

                  (b)      REPORTS FILED ON FORM 8-K.

                           None

                  (c)      EXHIBITS

                           None

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DATATAB, INC.

Dated:  March 27, 1998                By:  /S/ YITZHAK N. BACHANA
                                           ----------------------
                                           Yitzhak N. Bachana,
                                           President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  March 27, 1998                 /S/ YITZHAK N. BACHANA
                                       ----------------------
                                       Yitzhak N. Bachana, President,
                                       Treasurer, Principal Executive
                                       Officer, Principal Financial
                                       Officer, Director


Dated:  March 27, 1998                 /S/ JAMES R. SHERIDAN
                                       ---------------------
                                       James R. Sheridan, Executive Vice
                                       President, Director


Dated:  March 27, 1998                 /S/ HERBERT E. SHAVER
                                       ---------------------
                                       Herbert E. Shaver,
                                       Vice President, Controller,
                                       Principal Accounting Officer,
                                       Director