Form 10-Q
period 1998-03-31
DATATAB INC
filed 1998-05-15
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


+---+
| x |    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+---+    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period MARCH 31, 1998

OR
+---+    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
|   |    OF THE SECURITIES EXCHANGE ACT OF 1934
+---+
For the transition period from         to

                           Commission file no. 0-3677
                                               ------


                                  DATATAB, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEW YORK                                       13-1917838
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


49 EAST 21ST STREET, NEW YORK, NEW YORK                         10010
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (212) 228-6800
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X     No
                                -----      -----


        COMMON SHARES $1.00 PAR VALUE - 705,836 SHARES OUTSTANDING AS OF
              May 14, 1998 (EXCLUSIVE OF 83,119 SHARES IN TREASURY)

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                     ASSETS



                                                          MARCH 31  DECEMBER 31,
                                                          --------  ------------
                                                            1998       1997
                                                          --------  ------------
                                                         (UNAUDITED)

Current assets:
         Cash ............................................   $  8,753   $  8,682
         Accounts receivable .............................     16,806     27,520
         Receivable from Data Probe, Inc. ................    205,105    259,781
         Inventories of work in process ..................      1,275      1,200
         Prepaid expenses and other current
                  assets .................................      4,586       --
                                                             --------   --------
                           Total current assets ..........    236,525    297,183



         Furniture, fixtures, equipment and
                  improvements (at cost, less
                  accumulated depreciation of
                  $122,480 in 1998 and $122,050
                  in 1997)  ..............................      4,193      4,630
         Other assets ....................................        627        627
                                                             --------   --------
                           Total .........................   $241,345   $302,440
                                                             ========   ========





(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                   LIABILITIES



                                                      MARCH 31,     DECEMBER 31,
                                                      ---------     ------------
                                                        1998            1997
                                                      ---------     ------------
                                                     (UNAUDITED)

Current liabilities:
         Accounts payable ........................   $    50,633    $    42,289
         Accrued expenses and taxes ..............        95,433         94,606
         Customer advances .......................        10,000         16,400
                                                     -----------    -----------
              Total current liabilities ..........       156,066        153,295

Other liabilities ................................        18,600         18,600
                                                     -----------    -----------
              Total liabilities ..................       174,666        171,895
                                                     -----------    -----------


                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
          shares, par value $1 a share;
          none issued ............................          --             --

Common shares - authorized 2,000,000
         shares, par value $1 a share;
         issued 788,955 (including
         shares held in treasury) ................       788,955        788,955

Additional paid in capital .......................     2,490,471      2,490,471

Deficit ..........................................    (3,081,290)    (3,017,424)
                                                     -----------    -----------
                                                         198,136        262,002
Less cost of 83,119 common shares
         held in treasury ........................       131,457        131,457
                                                     -----------    -----------
           Total Shareholders' Equity ............        66,679        130,545
                                                     -----------    -----------
TOTAL ............................................   $   241,345    $   302,440
                                                     ===========    ===========



                 See accompanying notes to financial statements

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                (NOTES A AND B)
                                  (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                       -------------------------
                                                           1998           1997
                                                       ---------      ---------

Sales ............................................    $   58,448      $  88,015
Cost of sales ....................................        87,870         86,451
                                                       ---------      ---------
Gross profit .....................................       (29,422)         1,564

Selling and administrative
     expenses ....................................        40,697         44,464
                                                       ---------      ---------
Profit (loss) from operations ....................       (70,119)       (42,900)

Interest income ..................................         6,177          8,792
                                                       ---------      ---------
Profit (loss) before
     provision for income taxes ..................     $ (63,942)     $ (34,108)

Income tax provision .............................          --             --
                                                       ---------      ---------
Net profit (loss) ................................     $ (63,942)     $ (34,108)
                                                       =========      =========

Profit per share..................................     $    (.09)     $    (.05)
                                                       =========      =========
Weighted average number
     of shares outstanding .......................       705,836        705,836
                                                       =========      =========

Dividends per share ..............................          NONE           NONE
                                                       =========      =========








                   The attached notes are made a part hereof.
                          ----------------------------
         Management's discussion and analysis of financial condition and results of operations is included on the following page.

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Revenue for the three month period ended March 31, 1998 decreased 33.62% to $58,448 as compared to $88,015 for the corresponding period of 1997. The decrease in revenue was the direct result of a decrease in volume received by the Registrant's largest client.

     Cost of sales increased slightly in the three month period ended March 31, 1998 as compared to the similar period of 1997. Cost of sales remained at a similar level due to rent charges paid during the quarter ended March 31, 1998, which were not required to be paid during the corresponding quarter of 1997 due to a rent abatement.

     Selling and Administrative (S&A) expenses decreased 8.5% to $40,697 for the three month period ended March 31, 1998 as compared to $44,464 for the corresponding period of 1997.

     Interest revenue was lower for the three month period ending March 31, 1998 when compared to the similar period of 1997. The majority of the interest income currently being recognized is from Data Probe, Inc. and it's receivable to the Registrant. (See NOTE F of "Notes to Form 10-Q" contained in this report for additional information)

     The Registrant had a loss of $(63,942) during the three month period ending March 31, 1998 as compared to a loss of $(34,108) in the similar period of 1997. The loss is the direct result of the Registrant's inability to generate sufficient revenue to cover it's current structure of costs.



 (Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CAPITAL EXPENDITURES.

     The Registrant did not incur any capital expenditures in the first three months of 1998 and does not anticipate adding any material capital assets for the balance of fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES.

     Working capital decreased by $63,429 in the first three months of 1998 from a surplus of $143,888 at December 31, 1997 to a surplus of $80,459 at March 31, 1998.

     The Registrant receives cash deposits from a client in association with a various projects. There is no assurance that the stream of sales and revenue from the Registrant's major client will continue. If additional revenues cannot be sustained and the Registrant once again realizes losses, the Registrant's ability to continue to operate would be severely affected in the absence of securing some type of supplemental financing, the availability of which there can be no assurance.

                         DATATAB, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT
                                   CASH FLOWS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                             1998       1997
                                                          ---------   ---------
Cash flows provided (used)
     from operating activities:

Net (loss) .........................................     $(63,941)     $(34,108)

Adjustments to reconcile net (loss) to
     net cash provided by operating activities:

  Depreciation and amortization ....................          438         1,094
  Increase in accounts receivable ..................       10,714        10,077
  (Increase) in prepaid expenses and
      other assets .................................       (4,586)       (3,698)
  Increase in accounts payable .....................        8,344        42,007
  Increase in accrued expenses
      and taxes ....................................          826         7,323
  (Decrease) in customer deposits ..................       (6,400)      (12,266)
  Increase (decrease) in other liabilities .........         --            --
                                                         --------      --------
Net cash flow provided from
     operating activities ..........................     $  9,336      $ 44,537
                                                         --------      --------
Cash flows provided by
     investing activities:
  Payments from (to) an affiliate ..................       54,676         6,826
  Sale of equipment ................................         --           1,437
                                                         --------      --------
     Net cash flow provided by
            investing activities ...................       54,676         8,263
                                                         --------      --------
Cash flows provided by financing activities:
         None ......................................         --            --
                                                         --------      --------
         Net cash flow provided
             by financing activities ...............         --            --
                                                         --------      --------
Net increase in cash ...............................           71        18,692

Cash at beginning of period ........................        8,682        26,535
                                                         --------      --------
Cash at end of period ..............................     $  8,753      $ 45,227
                                                         ========      ========



            The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                               NOTES TO FORM 10-Q
                                   (UNAUDITED)

(NOTE A):
          The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Registrant's annual 10K report to the SEC for the year ended December 31, 1997; the condensed financial data included herein should be read in conjunction with that report.

(NOTE B):
          (1) In management's opinion, all necessary adjustments have been made in order to present fairly the consolidated results of operations for the interim periods.

          (2) The results of operations for the interim period ending March 31, 1998 are not necessarily indicative of the results of operations for the year ending December 31, 1998.

(NOTE C):
          Profit and loss per share is based on the average number of shares of common stock outstanding during each period after deducting treasury shares and taking into consideration the dilutive effect of outstanding stock options when applicable.

(NOTE D):
          At December 31, 1997, for financial accounting and income tax purposes, net operating loss carryforwards and investment tax credit carryforwards existed in excess of $2,371,000 and $1,000, respectively, expiring at various dates starting in 1998.

(NOTE E):
          Inventories are summarized as follows:

                                              March 31, 1998   December 31, 1997
                                              --------------   -----------------
Work in process ......................            $1,275            $1,200
                                              ==============   =================

(NOTE F:)
          Data Probe, Inc., the majority stockholder, is indebted to the Registrant for advances made. At March 31, 1998 that indebtedness was $205,105 and was evidenced by a demand note bearing interest at 2% above the prime rate.
          For the three months ended March 31, 1998, Data Probe, Inc. charged the Registrant $45,046 for services rendered and $13,818 in rent related expenses. In addition, the Registrant charged Data Probe, Inc. in the same three month period $6,177 for interest.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

          NONE

                                   SIGNATURES
                                   ----------







          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DATATAB, INC.

Dated:  May 14, 1998                     By:  /S/ YITZHAK N. BACHANA
                                         ---------------------------
                                         Yitzhak N. Bachana,
                                         President



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:  May 14, 1998                     /S/ YITZHAK N. BACHANA
                                         ----------------------
                                             Yitzhak N. Bachana, President,
                                             Treasurer, Principal Executive
                                             Officer, Principal Financial
                                             Officer, Director


Dated:  May 14, 1998                     /S/ HERBERT E. SHAVER
                                         ---------------------
                                             Herbert E. Shaver,
                                             Vice President, Controller,
                                             Principal Accounting Officer,
                                             Director