Form 10-Q
period 1998-06-30
DATATAB INC
filed 1998-08-13
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


-----
| x |             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period JUNE 30, 1998
                         -------------

OR
-----             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
|   |             OF THE SECURITIES EXCHANGE ACT OF 1934
-----
For the transition period from         to

                           Commission file no. 0-3677
                                               ------


                                  DATATAB, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     NEW YORK                                              13-1917838
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


49 EAST 21ST STREET, NEW YORK, NEW YORK                    10010
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (212) 228-6800
                                                     ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    X     No
                                      ----       ----


        COMMON SHARES $1.00 PAR VALUE - 705,836 SHARES OUTSTANDING AS OF
            August 13, 1998 (EXCLUSIVE OF 83,119 SHARES IN TREASURY)

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                     ASSETS



                                                          JUNE 30,  DECEMBER 31,
                                                            1998        1997
                                                         ---------- ------------
                                                         (UNAUDITED)

Current assets:
   Cash ..............................................     $  6,907     $  8,682
   Accounts receivable ...............................       14,746       27,520
   Receivable from Data Probe, Inc. ..................      200,999      259,781
   Inventories of work in process ....................        1,275        1,200
   Prepaid expenses and other current
            assets ...................................        5,000         --
                                                           --------     --------
                     Total current assets ............      228,927      297,183



   Furniture, fixtures, equipment and
            improvements (at cost, less
            accumulated depreciation of
            $122,926 in 1998 and $122,050
            in 1997)  ................................        3,755        4,630
   Other assets ......................................          627          627
                                                           --------     --------
                     Total ...........................     $233,309     $302,440
                                                           ========     ========





(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                   LIABILITIES



                                                          JUNE 30,        DECEMBER 31,
                                                           1998               1997
                                                       ------------     --------------
                                                        (UNAUDITED)

Current liabilities:
         Accounts payable .............................   $    28,833    $    42,289
         Accrued expenses and taxes ...................       126,416         94,606
         Accrued officers compensation ................          --
         Customer advances ............................        10,000         16,400
                                                          -----------    -----------
                           Total current liabilities ..       165,249        153,295

Other liabilities .....................................        18,600         18,600
                                                          -----------    -----------
                  Total liabilities ...................       183,849        171,895
                                                          -----------    -----------


                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
         shares, par value $1 a share;
         none issued ..................................          --             --

Common shares - authorized 2,000,000
         shares, par value $1 a share;
         issued 788,955 (including
         shares held in treasury) .....................       788,955        788,955

Additional paid in capital ............................     2,490,471      2,490,471

Deficit ...............................................    (3,098,509)    (3,017,424)
                                                          -----------    -----------
                                                              180,917        262,002
Less cost of 83,119 common shares
         held in treasury .............................       131,457        131,457
                                                          -----------    -----------
                  Total Shareholders' Equity ..........        49,460        130,545
                                                          -----------    -----------
TOTAL .................................................   $   233,309    $   302,440
                                                          ===========    ===========


                 See accompanying notes to financial statements

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                      --------------------------
                                                          1998           1997
                                                      ------------    ----------

Sales ..............................................    $ 179,000     $ 268,899
Cost of sales ......................................      192,867       196,773
                                                        ---------     ---------
Gross profit .......................................      (13,867)       72,126

Selling and administrative
         expenses ..................................       79,236        79,457
                                                        ---------     ---------
(Loss) from operations .............................      (93,103)       (7,331)

Interest income ....................................       12,018        18,572
                                                        ---------     ---------
Profit (loss) before
         provision for income taxes ................    $ (81,085)    $  11,241

Income tax provision ...............................         --            --
                                                        ---------     ---------
Net profit (loss) ..................................    $ (81,085)    $  11,241
                                                        =========     =========

Profit (loss) per share ............................    $    (.11)    $     .02
                                                        =========     =========
Weighted average number
         of shares outstanding .....................      705,836       705,836
                                                        =========     =========

Dividends per share ................................         NONE          NONE
                                                        =========     =========









                   The attached notes are made a part hereof.

                          ----------------------------

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                         -----------------------
                                                            1998          1997
                                                         -----------   ---------

Sales ...............................................    $ 120,552     $ 180,884
Cost of sales .......................................      104,997       110,322
                                                         ---------     ---------
Gross profit ........................................       15,555        70,562

Selling and administrative
         expenses ...................................       38,539        34,993
                                                         ---------     ---------
Profit (loss) from operations .......................      (22,984)       35,569

Interest income .....................................        5,841         9,780
                                                         ---------     ---------
Profit (loss) before
         provision for income taxes .................    $ (17,143)    $  45,349

Income tax provision ................................         --            --
                                                         ---------     ---------
Net profit (loss) ...................................    $ (17,143)    $  45,349
                                                         =========     =========

Profit (loss) per share .............................    $    (.02)    $     .06
                                                         =========     =========
Weighted average number
         of shares outstanding ......................      705,836       705,836
                                                         =========     =========

Dividends per share .................................         NONE          NONE
                                                         =========     =========










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

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenue for the six month period ended June 30, 1998 decreased 33.3% to $179,000 as compared to $268,899 for the corresponding period of 1997. Revenue for the three month period ended June 30, 1998 decreased 33.4% to $120,552 as compared to $180,884 for the corresponding period of 1997. The decreases in revenue for both the three and six month periods were the direct result of a decrease in volume received by the Registrant's largest client.

         Cost of sales decreased slightly in both the three and six month periods ended June 30, 1998 as compared to the similar periods of 1997. The 1997 period ended June 30th, included a rent abatement associated with the relocation of the Registrant's offices which reduced both cost of sales and administrative expenses.

         Selling and Administrative (S&A) expenses remained approximately the same for the six month period ending June 30, 1998 as compared to the similar period of 1997. For the three month period ending June 30, 1998, S&A expenses increased 10.1% as compared to the corresponding period of 1997. Reductions realized in standard expenses were offset by the inclusion of rent expenses that were not present in the first half of 1997 due to the abatement mentioned earlier.

         Interest revenue was lower for both the three and six month period ending June 30, 1998 when compared to the similar period of 1997. The majority of the interest income currently being recognized is from Data Probe, Inc. and it's receivable to the Registrant. (See NOTE F of "Notes to Form 10-Q" contained in this report for additional information)

         The Registrant had a loss of $(81,085) during the six month period ending June 30, 1998 as compared to a profit of $11,241 in the similar period of 1997. The Registrant also reported a loss of $(17,143) for the three month period ending June 30, 1998 as compared to a profit of $45,349 for the same period of 1997. The losses in the current fiscal year are the direct result of the Registrant's inablility to generate sufficient revenue to cover it's current structure of costs.








(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CAPITAL EXPENDITURES.

         The Registrant did not incur any capital expenditures in the first six months of 1998 and does not anticipate adding any material capital assets for the balance of fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES.

         Working capital decreased by $80,210 in the first six months of 1998 from a surplus of $143,888 at December 31, 1997 to a surplus of $63,678 at June 30, 1998.

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

                         DATATAB, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT
                                   CASH FLOWS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                     ------------------------
                                                                         1998          1997
                                                                     ------------    --------

Cash flows (used) provided from operating activities:

Net (loss) profit ...................................................   $(81,085)   $ 11,241

Adjustments to reconcile net (loss) to net cash provided by operating activities:

  Depreciation and amortization .....................................        876       2,188
  Increase in accounts receivable ...................................     12,774      17,853
  (Increase) in prepaid expenses and
         other assets ...............................................     (5,000)     (3,401)
  (Decrease) increase in accounts payable ...........................    (13,456)      9,139
  Increase in accrued expenses
         and taxes ..................................................     31,734         230
  (Decrease) in customer deposits ...................................     (6,400)    (13,073)
  (Decrease) in other liabilities ...................................       --        (2,000)
                                                                        --------    --------
Net cash flow provided from
     operating activities ...........................................   $(60,557)   $ 22,177
                                                                        --------    --------
Cash flows provided (used) by investing activities:
  Payments from (to) an affiliate ...................................     58,782      (8,596)
  Sale of equipment .................................................       --         1,437
                                                                        --------    --------
     Net cash flow provided (used) by
            investing activities ....................................     58,782      (7,159)
                                                                        --------    --------
Cash flows provided by financing activities:
         None .......................................................       --          --
                                                                        --------    --------
         Net cash flow provided
        by financing activities .....................................       --          --
                                                                        --------    --------
Net (decrease) increase in cash .....................................     (1,775)     15,018

Cash at beginning of period .........................................      8,682      26,535
                                                                        --------    --------
Cash at end of period ...............................................   $  6,907    $ 41,553
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

         (2) The results of operations for the interim period ending June 30, 1998 are not necessarily indicative of the results of operations for the year ending December 31, 1998.

(NOTE C):
         Profit and loss per share is based on the average number of shares of common stock outstanding during each period after deducting treasury shares and taking into consideration the dilutive effect of outstanding stock options when applicable.

(NOTE D):
         At December 31, 1997, for financial accounting and income tax purposes, net operating loss carryforwards and investment tax credit carryforwards existed in excess of $2,790,000 and $14,000, respectively, expiring at various dates starting in 1998.

(NOTE E):
         Inventories are summarized as follows:

                                          June 30, 1998        December 31, 1997
                                       ------------------      -----------------
Work in process . . . . . . .          $     1,275             $     1,200
                                       ==================      =================

(NOTE F:)
         Data Probe, Inc., the majority stockholder, is indebted to the Registrant for advances made. At June 30, 1998 that indebtedness was $200,999 and was evidenced by a demand note bearing interest at 2% above the prime rate.
         For the six months ended June 30, 1998, Data Probe, Inc. charged the Registrant $39,823 for services rendered and $31,696 in rent related expenses. In addition, the Registrant charged Data Probe, Inc. in the same six month period, $12,018 for interest, and $48,847 for services rendered.

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


                                              DATATAB, INC.

Dated:  August 14, 1998                       By: /S/ YITZHAK N. BACHANA
                                                  ----------------------
                                                  Yitzhak N. Bachana,
                                                  President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:  August 14, 1998                           /S/ YITZHAK N. BACHANA
                                                  ----------------------
                                                  Yitzhak N. Bachana, President,
                                                  Treasurer, Principal Executive
                                                  Officer, Principal Financial
                                                  Officer, Director


Dated:  August 14, 1998                           /S/ HERBERT E. SHAVER
                                                  ---------------------
                                                  Herbert E. Shaver,
                                                  Vice President, Controller,
                                                  Principal Accounting Officer,
                                                  Director