Form 10-Q
period 1998-09-30
DATATAB INC
filed 1998-11-13
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


+---+
| x |    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+---+    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period SEPTEMBER 30, 1998

OR
+---+    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
|   |    OF THE SECURITIES EXCHANGE ACT OF 1934
+---+
For the transition period from____________to______________

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

        COMMON SHARES $1.00 PAR VALUE - 705,836 SHARES OUTSTANDING AS OF
           November 12, 1998 (EXCLUSIVE OF 83,119 SHARES IN TREASURY)

--------------------------------------------------------------------------------

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                     ASSETS



                                                     SEPTEMBER 30,  DECEMBER 31,
                                                     -------------  ------------
                                                         1998           1997
                                                         ----           ----
                                                      (UNAUDITED)

Current assets:
         Cash ........................................   $  9,771       $  8,682
         Accounts receivable .........................     10,226         27,520
         Receivable from Data Probe, Inc. ............    147,397        259,781
         Inventories of work in process ..............      1,275          1,200
         Prepaid expenses and other current
                  assets .............................      5,514           --
                                                         --------       --------
                           Total current assets ......    174,183        297,183



Furniture, fixtures, equipment and
         improvements (at cost, less
         accumulated depreciation of
         $123,364 in 1998 and $120,957
         in 1997)  ...................................      3,317          4,630
Other assets .........................................        627            627
                                                         --------       --------
                           Total .....................   $178,127       $302,440
                                                         ========       ========

(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   LIABILITIES


                                                              SEPTEMBER 30,    DECEMBER 31,
                                                              -------------    ------------
                                                                 1998             1997
                                                                 ----             ----
                                                              (UNAUDITED)

Current liabilities:
         Accounts payable .................................   $    34,036    $    42,289
         Accrued expenses and taxes .......................        88,438         84,029
         Accrued officers compensation ....................        53,844         10,577
         Customer advances ................................          --           16,400
                                                              -----------    -----------
                           Total current liabilities ......       176,318        153,295

Other liabilities .........................................        17,600         18,600
                                                              -----------    -----------
                  Total liabilities .......................       193,918        171,895
                                                              -----------    -----------


                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
         shares, par value $1 a share;
         none issued ......................................          --             --

Common shares - authorized 2,000,000 shares,
        par value $1 a share; issued 788,955 (including
         shares held in treasury) .........................       788,955        788,955

Additional paid in capital ................................     2,490,471      2,490,471

Deficit ...................................................    (3,163,760)    (3,017,424)
                                                              -----------    -----------
                                                                  115,666        262,002
Less cost of 83,119 common shares
         held in treasury .................................       131,457        131,457
                                                              -----------    -----------
                  Total Shareholders' Equity ..............       (15,791)       130,545
                                                              -----------    -----------
TOTAL......................................................   $   178,127    $   302,440
                                                              ===========    ===========


                 See accompanying notes to financial statements

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                        -------------
                                                    1998          1997
                                                    ----          ----
Sales .........................................   $ 264,915    $ 386,628
Cost of sales .................................     299,800      306,329
                                                 ----------    ---------
Gross profit.(loss) ...........................     (34,885)      80,299

Selling and administrative
         expenses .............................     128,159      118,847
                                                 ----------    ---------
(Loss) from operations ........................   (163,044)     (38,548)

Interest income ...............................     16,708       27,929
                                                 ---------    ---------
(Loss) before
         provision for income taxes ...........  $(146,336)   $ (10,619)

Income tax provision ..........................       --           --
                                                 ---------    ---------
Net (Loss) ....................................  $(146,336)   $ (10,619)
                                                 =========    =========

(Loss) per share ..............................  $    (.21)   $    (.02)
                                                 =========    =========
Weighted average number
         of shares outstanding ................    705,836      705,836
                                                 =========    =========

Dividends per share ...........................     NONE         NONE
                                                 =========    =========

                   The attached notes are made a part hereof.

                          ----------------------------

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                            1998         1997
                                                            ----         ----

Sales ................................................   $  85,915    $ 117,729
Cost of sales ........................................     106,933      109,556
                                                         ---------    ---------
Gross profit. (loss)  ................................     (21,018)       8,173

Selling and administrative
         expenses ....................................      48,923       39,390
                                                         ---------    ---------
(Loss) from operations ...............................     (69,941)     (31,217)

Interest income ......................................       4,690        9,357
                                                         ---------    ---------
(Loss) before
         provision for income taxes ..................   $ (65,251)   $ (21,860)

Income tax provision .................................        --           --
                                                         ---------    ---------
Net (loss)............................................   $ (65,251)   $ (21,860)
                                                         =========    =========

(Loss) per share .....................................   $    (.09)   $    (.03)
                                                         =========    =========
Weighted average number
         of shares outstanding .......................     705,836      705,836
                                                         =========    =========

Dividends per share ..................................      NONE         NONE
                                                         =========    =========


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

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenue for the nine month period ended September 30, 1998 decreased 31.5% to $264,915 as compared to $386,628 for the corresponding period of 1997. Revenue for the three month period ended September 30, 1998 decreased 27.0% to $85,915 as compared to $117,729 for the corresponding period of 1997. The decreases in revenue for both the three and nine month periods were the direct result of a decrease in volume of projects received from the Registrant's largest client.

         Cost of sales decreased slightly in both the three and six month periods ended September 30, 1998 as compared to the similar periods of 1997. The 1997 period ended September 30th, included a rent abatement associated with the relocation of the Registrant's offices which reduced both cost of sales and administrative expenses.

         Selling and Administrative expenses during the nine month period and the three month period ending September 30, 1998 increased by approximately $9,500. The increase was mainly due to escalation in rent charges, an increase in telephone expense, and a slight increase in advertising costs.

         Interest income was lower for both the three and nine month period ending September 30, 1998 when compared to the similar period of 1997. The majority of the interest income currently being recognized is from Data Probe,

Inc. and it's note payable to the Registrant. (See NOTE F of "Notes to Form 10-Q" contained in this report for additional information)

         The Registrant had a loss of $(146,336) during the nine month period ending September 30, 1998 as compared to a loss of $(10,619) in the similar period of 1997. The Registrant also reported a loss of $(65,251) for the three month period ending September 30, 1998 as compared to a loss of $(21,860) for the same period of 1997. The losses in the current fiscal year are the direct result of the Registrant's inability to generate sufficient revenue to cover it's current structure of costs.



(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CAPITAL EXPENDITURES.

         The Registrant did not incur any capital expenditures in the first nine months of 1998 and does not anticipate adding any material capital assets for the balance of fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES.

         Working capital decreased by $146,023 in the first nine months of 1998 from a surplus of $143,888 at December 31, 1997 to a deficit of $(2,135) at September 30, 1998.

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

                         DATATAB, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT
                                   CASH FLOWS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                            1998         1997
                                                            ----         ----
Cash flows from operating activities:

Net (loss) ...........................................   $(146,336)   $ (10,619)

Adjustments to reconcile net (loss)
     to net cash used in operating activities:

  Depreciation and amortization ......................       1,313        3,280
  Decrease in accounts receivable ....................      17,294        1,293
  (Increase) in prepaid expenses and
         other assets ................................      (5,589)      (4,694)
  (Decrease) increase in accounts payable ............      (8,253)      19,770
  Increase (Decrease) in accrued expenses
         and taxes ...................................      47,676       (7,186)
  (Decrease) in customer deposits ....................     (16,400)     (29,980)
  (Decrease) in other liabilities ....................      (1,000)      (2,000)
                                                         ---------    ---------
Net cash flow (used in)
     operating activities.............................   $(111,295)   $ (30,136)
                                                         ---------    ---------
Cash flows from investing activities:
  Repayment of receivable from Data Probe, Inc. ......     112,384       29,772
  Sale of equipment ..................................        --          1,437
                                                         ---------    ---------
Net cash flow provided by
  investing activities ...............................     112,384       31,209
                                                         ---------    ---------
Net increase in cash .................................       1,089        1,073

Cash at beginning of period ..........................       8,682       26,535
                                                         ---------    ---------
Cash at end of period ................................   $   9,771    $  27,608
                                                         =========    =========



            The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                               NOTES TO FORM 10-Q
                                   (UNAUDITED)

(NOTE A):
         The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Registrant's annual 10K report to the SEC for the year ended December 31, 1997. The condensed financial data included herein should be read in conjunction with that report.

(NOTE B):
         (1) In management's opinion, all necessary adjustments have been made in order to present fairly the consolidated results of operations for the interim periods.

         (2) The results of operations for the interim period ending September 30, 1998 are not necessarily indicative of the results of operations for the year ending December 31, 1998.

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

(NOTE E):
         Inventories are summarized as follows:

                                     September 30, 1998     December 31, 1997
                                     ------------------     -----------------
Work in process .....................  $     1,275           $     1,200
                                     ==================     =================

(NOTE F:)
         Data Probe, Inc., the majority stockholder, is indebted to the Registrant for advances made. At September 30, 1998 that indebtedness was $147,397 and was evidenced by a demand note bearing interest at 2% above the prime rate.

         For the nine months ended September 30, 1998, Data Probe, Inc. charged the Registrant $165,970 for services rendered and 49,005 in rent related expenses. In addition, the Registrant charged Data Probe, Inc. in the same nine month period, $16,708 for interest, and $66,304 for services rendered.





                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

                  NONE

                                   SIGNATURES







         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DATATAB, INC.

Dated:  November 12, 1998         By:  /S/ YITZHAK N. BACHANA
                                       ----------------------
                                       Yitzhak N. Bachana,
                                       President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:  November 12, 1998           /S/ YITZHAK N. BACHANA
                                    ----------------------
                                    Yitzhak N. Bachana, President,
                                    Treasurer, Principal Executive
                                    Officer, Principal Financial
                                    Officer, Director

                                   SIGNATURES
                                   ----------







         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DATATAB, INC.

Dated:  November 12, 1998        By:------------------------
                                    Yitzhak N. Bachana,
                                    President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




Dated:  November 12, 1998           --------------------------
                                    Yitzhak N. Bachana, President,
                                    Treasurer, Principal Executive
                                    Officer, Principal Financial
                                    Officer, Director