Form 10-K
period 1998-12-31
DATATAB INC
filed 1999-03-30
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
-----
| x |             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1998
                          -----------------
OR
-----             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
|   |             OF THE SECURITIES EXCHANGE ACT OF 1934
-----
For the transition period from         to

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

                                Yes    X     No
                                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

--------------------------------------------------------------------------------
        The aggregate market value of the voting shares of the Registrant held by non-affiliates as at March 22, 1999 was $3,758.

                     The number of common shares, $1.00 par value, outstanding
                at March 22, 1999 was 705,836.

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

3.   DEPENDENCE ON CERTAIN CUSTOMERS
     -------------------------------

                  In 1998, there were two clients who accounted for more than 10% of consolidated operating revenues. These clients reflected 39% and 14% of the consolidated operating revenues. Management believes that the loss of any one or a few of its largest clients would have a material adverse effect upon the Registrant.

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

6.  EMPLOYEES
    ---------
                  As of March 22, 1999, the Registrant had 4 full-time employees. Part-time personnel are employed as needed.

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-----------------------------------------------------------------------
          MATTERS.
          --------

                  a)  MARKET INFORMATION.
                      -------------------

                  The Registrant's common shares are traded in the over-the-counter market and listed on the National Quotation Bureau's "Pink Sheets" (symbol: "DTAB"). The following table sets forth the range of high and low closing bid quotations for the Registrant's common shares for each quarterly period during the Registrant's last two fiscal years, as reported by the National Quotation Bureau:

         PERIOD                                CLOSING BID PRICES
         ------                                ------------------
         Fiscal Year Ended
          December 31, 1998
                                               HIGH              LOW
                                               ----              ---
                  First Quarter                N/A *             N/A *
                  Second Quarter               N/A *             N/A *
                  Third Quarter                .02               .02
                  Fourth Quarter               .02               .02

         Fiscal Year Ended
          December 31, 1997
                                               HIGH              LOW
                                               ----              ---
                  First Quarter                N/A *             N/A *
                  Second Quarter               N/A *             N/A *
                  Third Quarter                N/A *             N/A *
                  Fourth Quarter               N/A *             N/A *

---------------

 *    Quotations were not available for the period indicated.

                  (b)  HOLDERS.
                       -------

                  The number of equity security holders of record at March 20, 1998 was 579.

                  (c)  DIVIDENDS.
                       ---------

                  The Registrant has never paid cash dividends on its shares. The Registrant does not anticipate paying cash dividends in the foreseeable future.


                         DATATAB, INC. AND SUBSIDIARIES
                         ------------------------------

                             SELECTED FINANCIAL DATA
                             -----------------------

                             YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------
                               1998        1997        1996        1995        1994
                           ----------  ----------  ----------  ----------   -------
For the year:

Total Revenue              $  394,947  $  496,301  $  520,854  $  665,529  $  608,340
                           ==========  ==========  ==========  ==========  ==========
Net income
  (loss)                   $  (84,368) $  (48,761) $    3,991  $  (27,110) $  (32,548)
                           ==========  ==========  ==========  =========== ===========
Income (loss)
  per share                    $(.12)       $(.07)      $ .01       $(.04)      $(.05)
                               ======      ======      ======      ======      ======
Average number
  of shares
  used in
  computing
  earnings or
  loss per
  share                       705,836     705,836     705,836     705,836     705,836
                           ----------  ----------  ----------  ----------  ----------

At year end:

 Total assets              $  215,909  $  302,440  $  429,807  $  351,985  $  517,965
                           ----------  ----------  ----------  ----------  ----------

 Working
  capital                  $   59,271  $  143,888  $  190,797  $  142,432  $  159,964
                           ----------  ----------  ----------  ----------  ----------

Long-term
 indebtedness              $   16,600  $   18,600  $   22,600  $   22,600  $   30,600
                           ----------  ----------  ----------  ----------  ----------

Shareholders'
 equity                    $   46,177  $  130,545  $  179,306  $  174,315  $  202,425
                           ----------  ----------  ----------  ----------  ----------

Book value
 per share                     $ .06       $ .18       $ .25       $ .25       $ .29
                               -----       -----       -----       -----       -----

Cash dividends
 declared per
 common share                   NONE        NONE        NONE        NONE        NONE
                                ----        ----        ----        ----        ----



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
AND RESULTS OF OPERATION.
-------------------------

RESULTS OF OPERATIONS:
----------------------

                  Operating revenues for the three most recent fiscal years ended December 31, were $394,947 in 1998, $496,301 in 1997, and $520,854 in
1996.

                  During fiscal year ending December 31, 1998 operating revenues decreased by 20.4%, or $101,354. During fiscal year 1997 operating revenues decreased by 4.7% when compared to the revenues in fiscal year 1996.

                  The decrease in revenue in fiscal year 1998 is mainly due to a 69% reduction in revenue from the Registrant's largest client. Only a small portion of this decrease was offset by increased revenue from other existing clients. The lower level of revenue during fiscal year 1997 was due to a reduction of 13% in revenue from the Registrant's main client. That decrease was partly offset by several increases in work from smaller existing clients along with the addition of new clients.

                  In 1998 the Registrant's largest client accounted for 39%, or $122,000 of the Registrant's revenue as compared with 80%, or $410,987 in 1997. The $289,000 decrease in revenue was the main reason for the decrease in overall revenue.

                  The Registrant is continuously trying to add clients to its base. However, the key is to add repetitive work as opposed to one time work. While the Registrant added several new clients during fiscal 1998, a few other clients either did not repeat their studies or reduced the amount of work sent to the Registrant.

                  For the past three years market research accounted for 100% of the Registrant's consolidated revenue.

                  Operating costs decreased by 17.3%, or $79,075, in 1998. These same costs increased by 2.2%, or $9,669 in 1997. The decrease in 1998 costs is attributable to the lower sales volume during the fiscal year. The Registrant depends on outside suppliers to assist in completing it's projects and a significant portion of the decrease in 1998 is attributable to the reduction in outside supplier costs. The Registrant is continuously monitoring its operating cost structure and implementing cost saving programs wherever appropriate.

                  Selling and administrative expenses were 2% lower in fiscal Year 1998. Selling and administrative expenses increased by 28.4%, or $27,279 in fiscal year 1997 as compared to 1996.

                  The Registrant operated at a loss in fiscal years 1998 and 1997. These losses were a result of a reduced revenue base.

                  The Registrant operated at a slight profit in 1996. In 1996 the decrease in both operating and selling and administrative expenses offset the decrease in revenue.

                  The Registrant had no capital expenditures in 1998 and 1997 and does not anticipate any capital expenditures in the near future.

                  In the opinion of management, inflation has not had a material impact on the operations of the Registrant.

THE YEAR 2000 ISSUE
-------------------

                  The Registrant has diligently studied the impact of the year 2000 on the software and services it sells as well as its own internal systems.

                  It was concluded that the software and services provided by the Registrant are Year 2000 compliant. The Registrant is scheduled to upgrade its accounting and payroll systems to be fully compliant on or before June 30, 1999. The cost of such upgrades will not exceed $4,000. The Registrant has determined that at that time it will be fully compliant under the Year 2000 requirements.

                  To date, the Registrant has not found any area where a Year 2000 compliance problem with either its internal systems or outside providers could have a material adverse impact on any part of the Registrant's business operations.


LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

                  Working capital at December 31, 1998 amounted to approximately $59,000. Working capital was decreased by approximately $85,000 in 1998.

as compared to approximately $144,000 at December 31, 1997.

                  The Registrant's balance sheet at December 31, 1998 reflects a receivable from its parent company, Data Probe, Inc., which represents a significant portion of its current assets and therefore its working capital. The collectability of this receivable is uncertain.

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



                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Datatab, Inc.:

We have audited the accompanying consolidated balance sheet of Datatab, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, retained earnings (deficit) and cash flows for each of the years in the three-years period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datatab, Inc. and subsidiaries at December 31, 1998, and 1997, and result of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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




/S/  GHASSEMI, PHOEL & CO.
Certified Public Accountants

Lynbrook, New York
March 16, 1999

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                     ASSETS


                                                              DECEMBER 31,

                                                           1998           1997
                                                       ------------    ---------


Current Assets:
         Cash ......................................      $ 11,071      $  8,682
         Accounts Receivable .......................        18,605        27,520
         Receivable from Data Probe, Inc ...........       181,562       259,781
         Inventories of work
           in process and supplies .................         1,165         1,200
                                                          --------      --------

Total current assets ...............................       212,403       297,183

Furniture, fixtures, equipment
         and improvements (at cost, less
         accumulated depreciation
         of $ 123,801 in 1998
         and $122,050 in 1997) .....................         2,879         4,630
Other assets .......................................           627           627
                                                          --------      --------
                                                          $215,909      $302,440
                                                          ========      ========

















(CONTINUED)

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                   LIABILITIES


                                                             DECEMBER 31,
                                                        1998            1997
                                                    ------------    ------------
Current Liabilities:
         Accounts Payable ........................   $    31,149    $    42,289
         Accrued expenses and taxes ..............       121,983         94,606
         Customer advances .......................          -            16,400
                                                     -----------    -----------

Total Current Liabilities ........................       153,132        153,295

Other liabilities ................................        16,600         18,600
                                                     -----------    -----------
                                                         169,732        171,895
                                                     -----------    -----------


                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
         shares, par value $1 a share;
         none issued .............................          --             --

Common   shares - authorized 2,000,000 shares, par value $1 a share; issued
         788,955 shares (including
         shares held in treasury)  ...............       788,955        788,955

Additional paid-in capital .......................     2,490,471      2,490,471

Deficit ..........................................    (3,101,792)    (3,017,424)
                                                     -----------    -----------
                                                         177,634        262,002
Less cost of 83,119 common shares
         held in treasury ........................       131,457        131,457
                                                     -----------    -----------
                                                          46,177        130,545
                                                     -----------    -----------
                                                     $   215,909    $   302,440
                                                     ===========    ===========



           The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                             1998         1997          1996
                                             ----         ----          ----

Sales ...................................   $ 394,947    $ 496,301    $ 520,854
Cost of sales ...........................     378,575      457,650      447,981
                                            ---------    ---------    ---------

Gross profit ............................      16,372       38,651       72,873

Selling and administrative
         expenses .......................     120,989      123,466       96,187
                                            ---------    ---------    ---------

Loss from operations ....................    (104,617)     (84,815)     (23,314)

Interest income, net of
         related expenses ...............      20,249       36,054       27,305
                                            ---------    ---------    ---------

Net income (loss)........................   $ (84,368)   $ (48,761)   $   3,991
                                            =========    =========    =========

Income (loss) per share .................   $    (.12)   $    (.07)   $     .01
                                            =========    =========    =========

Weighted average number of
         shares outstanding .............     705,836      705,836      705,836
                                            =========    =========    =========







           The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT)





                                             YEAR ENDED DECEMBER 31,
                                             -----------------------
                                        1998            1997            1996
                                        ----            ----            ----


(Deficit) - January 1 .............   $(3,017,424)   $(2,968,663)   $(2,972,654)

Net income (loss)
         for the year .............       (84,368)       (48,761)         3,991
                                      -----------    -----------    -----------

(Deficit) - December 31 ...........   $(3,101,792)   $(3,017,424)   $(2,968,663)
                                      ===========    ===========    ===========













           The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS





                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                             1998          1997          1996
                                             ----          ----          ----

Cash flows provided by
  (used in) operating
  activities:
         Cash received from
           customers .................    $ 403,862     $ 444,089     $ 565,604
         Cash paid to suppliers
           and employees .............     (499,941)     (590,070)     (485,072)
         Interest received,
           net .......................       20,249        36,054        27,305
                                          ---------     ---------     ---------

Net cash provided by
  (used in) operating
  activities .........................      (75,830)     (109,927)      107,837
                                          ---------     ---------     ---------

Cash flows provided by
  (used in) investing
  activities:
         Disposition (purchase)
           of equipment ..............         --           1,438          --
         Advances from (to)
          an affiliate ...............       78,219        90,636       (90,600)
                                          ---------     ---------     ---------

Net cash provided by (used in)
  investing activities ...............         --          92,074       (90,600)
                                          ---------     ---------     ---------

Net (decrease)
  increase in cash ...................        2,389       (17,853)       17,237

Cash at beginning
  of period ..........................        8,682        26,535         9,298
                                          ---------     ---------     ---------

Cash at end
  of period ..........................    $  11,071     $   8,682     $  26,535
                                          =========     =========     =========



(CONTINUED)

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS





                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                              1998          1997          1996
                                              ----          ----          ----

Reconciliation of net income to net cash provided by operating activities:

Net income (loss) .......................   $ (84,368)   $ (48,761)   $   3,991

Adjustments to reconcile net
   loss to net cash
   provided by operating
   activities:

                  Depreciation and
                   amortization .........       1,751        4,374       17,108
                  Decrease (increase)
                   in accounts
                   receivable ...........       8,915        9,461      (16,424)
                  Decrease (increase)
                   in inventories .......          35           75          225
                  Decrease (increase)
                   in prepaid expenses
                   and other assets .....        --          3,530       29,106
                  (Decrease) increase
                   in accounts
                   payable ..............     (11,140)     (11,824)     (22,639)
                  (Decrease) increase
                   in accrued expenses,
                   taxes and other
                   liabilities ..........       8,977      (66,782)      96,470
                                            ---------    ---------    ---------

Net cash provided by (used in)
         operating activities ...........   $( 75,830)   $(109,927)   $ 107,837
                                            =========    =========    =========









           The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998




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

                                DECEMBER 31, 1998




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


RECEIVABLE FROM DATA PROBE, INC.:
---------------------------------

Data Probe, Inc., the majority stockholder, is indebted to the Company for advances made. For the year ended December 31, 1998 and 1997 total interest earned on the advances amounted to $20,249 and $35,834 respectively.


INVENTORIES:
------------

      Inventories are summarized as follows:

                                                 DECEMBER 31,
                                                 ------------
                                            1998           1997
                                            ----           ----

           Work in process . . . . . .     $ 1,165       $ 1,200
                                           =======       =======

(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998




FURNITURE, FIXTURES, EQUIPMENT AND IMPROVEMENTS:
------------------------------------------------

         Furniture, fixtures, equipment and improvements comprise the following:

                                       COST AND BOOK VALUE
                                           DECEMBER 31,
                                           ------------
                                                                ESTIMATED
                                                                  USEFUL
                                       1998         1997          LIVES
                                       ----         ----          -----
                  Computer data
                    processing
                    equipment . . .   $118,033     $118,033     7 to 10 years
                  Furniture,
                    fixtures and
                    improvements. .      8,647        8,647     5 to 10 years
                                      --------     --------

                                       126,680      126,680

                  Less accumulated
                    depreciation. .    123,801      122,050
                                       -------      -------
                            Net . .   $  2,879     $  4,630
                                      ========     ========


INCOME TAXES:
-------------

         At December 31, 1998, the Company has available net operating loss carryforwards in excess of $1,061,000, of which $116,000 expires in 1999, $320,000 in 2000, $175,000 in 2001, $199,000 in 2002, $120,000 in 2003, $ 87,000
in 2004 and the balance in 2005 and thereafter.

         The Company has provided a valuation allowance in its entirety to offset potential benefit derived with the utilization of the net operating loss carryforwards and tax credits available.

         The consolidated federal income tax returns of the Company and its subsidiaries have been examined by the Treasury Department through 1977.


(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998




TRANSACTIONS WITH RELATED PARTIES:
----------------------------------

         Data Probe, Inc. charged the Company for the following:

                              TOTAL    SERVICES       RENT
                              -----    --------       ----

                  1998. . .  $161,166   $ 95,123   $ 66,043
                  1997. . .   218,034    177,796     40,238
                  1996. . .   116,091    116,091       -

         In addition, the Company charged Data Probe, Inc. for the following:

                               TOTAL    SERVICES     RENT     INTEREST
                               -----    --------     ----     --------

                  1998. . .  $ 68,249   $ 48,000   $   -      $ 20,249
                  1997. . .    95,834     60,000       -        35,834
                  1996. . .   230,870    120,000     84,843     26,027

COMMITMENTS:
------------

         As of January 1, 1997, Data Probe, Inc. acquired a lease for new office space, and the Company will be renting its offices from them on a month to month basis.


GOING CONCERN:
--------------

         As reflected in the accompanying financial statements, the Company incurred net operating losses of $84,368 and $48,761 for each of the two years ended December 31, 1998 and 1997. Adverse economic conditions have limited the ability of the Company to market its services at amounts sufficient to recover operating and administrative cost. Continued losses have and will exhaust the remaining net working capital in the near future. Working capital had been supplemented by the collections of a note receivable, which was fully collected as of December 31, 1994. Because of the conditions surrounding the Company and its inability to generate profit, there is doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM #9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
--------    -----------------------------------------------------

Not applicable.

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  (a), (b)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE
                                    OFFICERS.
                                                            DIRECTOR     OFFICER
 NAME                   AGE        POSITION                    SINCE      SINCE
 ----                   ---        --------                    -----      -----

Yitzhak N. Bachana      66      President, Treasurer,          1983        1983
                                and Director

James R. Sheridan       53      Executive Vice President,      1983        1983
                                Secretary, and Director

Herbert E. Shaver       44      Director                       1989

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

                  (c)   IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.
                            None.

                  (d)   FAMILY RELATIONSHIPS.
                            None.

                  (e)   BUSINESS EXPERIENCE.

                  The following sets forth the business experience during the past five years of each director and officer:

                  Mr. Bachana has been President, Treasurer, and a director of Data Probe, Inc., a publicly-traded, New York based computer service bureau and parent of Data Probe Acquisition Corp., for more than the past five years. Mr. Bachana has been a director of the Board of Megadata Corporation since April 20, 1976 and has been President and Chief Executive Officer of Megadata Corporation since June 3, 1980. On October 2, 1998, Mr. Bachana has resigned his post as President of Megadata. Megadata Corporation's securities are registered under
Section 12(g) of the Securities Exchange Act of 1934, as amended.

                                     III - 1

                  Mr. Sheridan has been Executive Vice President and served as a supervisor and operations manager of Data Probe, Inc. for more than the past five years.

                  Mr. Shaver has been Vice President and Controller of the Registrant Until his termination on September 1, 1998. Mr. Shaver remains as a director and has been so for more than the past five years. Mr. Shaver served as the Controller of Data Probe, Inc. for more than the past five years until his termination from Datatab, Inc. Mr. Shaver has served as the Controller of Megadata Corporation since September 1993 in a consulting capacity. As of September 1, 1998, Mr. Shaver became controller of Megadata Corporation on an exclusive basis.

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

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------

       (A)                        (B)        (C)         (D)         (E)
--------------------------------------------------------------------------------

NAME AND PRINCIPAL                                                   OTHER
POSITION                          YEAR      SALARY       BONUS    COMPENSATION
------------------                ----     --------      -----    ------------

Yitzhak N. Bachana - President    1998     $  6,346 (1)    -      $ 62,305 (2)
                                  1997       55,000        -        10,577 (3)
                                  1996       44,423 (4)    -        10,577 (5)

James R. Sheridan  -              1998     $ 48,500 (6)     -     $ 37,362 (7)
    Executive Vice President      1997       63,500 (8)     -       32,090 (9)
                                  1996       54,225 (10)    -       19,058 (11)

Herbert E. Shaver (12)            1998     $ 44,887         -     $   -
                                  1997       61,111         -         -
                                  1996       61,119         -         -

--------------------------------------------------------------------------------
(1) Does not include earned but unpaid salary of $51,728 as of December 31, 1998. (2) Represents earned but unpaid salary through December 31, 1998. (3) Represents earned but unpaid salary through December 31, 1996. (4) Does not include earned but unpaid salary of $10,577 as of December 31, 1996. (5) Represents earned but unpaid salary through December 31, 1996.

(6) Does not include earned but unpaid commission of $5,272 as of December 31, 1998. (7) Represents earned but unpaid commission through December 31, 1998. (8) Does not include earned but unpaid commission as of December 31, 1997 (9) Represents earned but unpaid commission through December 31, 1997. (10) Does not include earned but unpaid commission as of December 31, 1996 (11) Represents earned but unpaid commission through December 31, 1996.

(12) Mr. Shaver was terminated as an employee of the Registrant on September 1, 1998.

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

                  (d)      COMPENSATION OF DIRECTORS.
                           1.       STANDARD ARRANGEMENTS.
                                    None.
                           2.       OTHER ARRANGEMENTS.
                                    None.

                  (e)      TERMINATION  OF  EMPLOYMENT  AND  CHANGE  OF  CONTROL
                           ARRANGEMENT.
                           None.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT.

                  (a)   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

                  The following chart sets forth the name and address of the person known to the Registrant to be the beneficial owner of more than 5% of the Registrant's common shares, par value $1.00, at March 22, 1999.

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


















                                     III - 4

                  (b)   SECURITY OWNERSHIP OF MANAGEMENT.

                  The following chart sets forth the number of the Registrant's common shares, $1.00 par value, beneficially owned by all of the directors of the Registrant and by the directors and officers of the Registrant as a group at March 22, 1999:

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

                  Since December 27, 1996 The Registrant, located its executive offices at 49 East 21 Street, New York, New York, where it shares space with its parent company, Data Probe, Inc. Data Probe acquired a lease for this location,





                                     III - 5
and the Registrant has been renting space pursuant to an allocation arrangement providing that the Registrant pay Data Probe, Inc. on a month to month basis approximately $5,500. (See Item 13, INFRA.)

                  From time to time the Registrant and Data Probe, Inc. hire each other's employees for specific projects. For the fiscal year ended December 31, 1998, the Registrant incurred expenses of $95,123 with respect to these transactions. The Registrant was charged $66,043 for rent pursuant to an allocation arrangement. The Registrant charged Data Probe, Inc. $48,000 for services and $20,249 for interest in 1998.

                  All fees are determined on a project-by-project basis and, in the opinion of Registrant's management, are no less favorable to the Registrant than those which could be obtained from unrelated third parties.

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

                     Included in Part II of this report:

                     Selected Financial Data at
                      December 31, 1998, 1997, 1996,
                      1995, 1994                                      II-2

                     Report of Independent Certified
                      Public Accountants                              II-6

                     Consolidated Balance Sheets at
                      December 31, 1998 and 1997                      II-7

                     Consolidated Statements of Operations
                      for the years ended December 31,
                      1998, 1997, and 1996                            II-9

                     Consolidated Statements of Retained
                      Earnings (Deficit) for the years
                      ended December 31, 1998, 1997,
                      and 1996                                        II-10

                     Consolidated Statements of Cash
                      Flows for the years ended December 31,
                      1998, 1997, and 1996                            II-11

                     Notes to Consolidated Financial
                      Statements                                      II-13

                     2.   Financial Statements Schedules

                              Included in Part IV of this report:

                     Accountant's report on financial
                     statement schedules                              IV-4

                     Schedule V-Equipment and
                     Improvements for the years ended
                     December 31, 1998, 1997, and 1996                IV-5

                     Schedule VI-Depreciation and
                     Amortization of Equipment and
                     Improvements for the years ended
                     December 31, 1998, 1997, and 1996                IV-6

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

                                  DATATAB, INC.

Dated:  March 31, 1999                By:  /S/ YITZHAK N. BACHANA
                                           ----------------------
                                           Yitzhak N. Bachana,
                                           President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  March 31, 1999                 /S/ YITZHAK N. BACHANA
                                       ----------------------
                                       Yitzhak N. Bachana, President,
                                       Treasurer, Principal Executive
                                       Officer, Principal Financial
                                       Officer, Director


Dated:  March 31, 1999                 /S/ JAMES R. SHERIDAN
                                       ---------------------
                                       James R. Sheridan, Executive Vice
                                       President, Director


Dated:  March 31, 1999                 /S/ HERBERT E. SHAVER
                                       ---------------------
                                       Herbert E. Shaver,
                                       Director