Form 10-Q
period 1999-03-31
DATATAB INC
filed 1999-05-13
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


+---+
| x |    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+---+    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period MARCH 31, 1999

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


        COMMON SHARES $1.00 PAR VALUE - 705,836 SHARES OUTSTANDING AS OF
              May 14, 1999 (EXCLUSIVE OF 83,119 SHARES IN TREASURY)

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                     ASSETS



                                                          MARCH 31  DECEMBER 31,
                                                          --------  ------------
                                                            1999       1998
                                                          --------  ------------
                                                         (UNAUDITED)

Current assets:
         Cash ............................................   $ 20,539   $ 11,071
         Accounts receivable .............................     20,917     18,605
         Receivable from Data Probe, Inc. ................    129,667    181,562
         Inventories of work in process ..................      1,165      1,165
         Prepaid expenses and other current
                  assets .................................      4,705       --
                                                             --------   --------
                           Total current assets ..........    176,993    212,403



         Furniture, fixtures, equipment and
                  improvements (at cost, less
                  accumulated depreciation of
                  $124,166 in 1998 and $123,801
                  in 1997)  ..............................      2,514      2,879
         Other assets ....................................        627        627
                                                             --------   --------
                           Total .........................   $180,134   $215,909
                                                             ========   ========





(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                   LIABILITIES



                                                      MARCH 31,     DECEMBER 31,
                                                      ---------     ------------
                                                        1999            1998
                                                      ---------     ------------
                                                     (UNAUDITED)

Current liabilities:
         Accounts payable ........................   $    28,305    $    31,149
         Accrued expenses and taxes ..............       128,208        121,983
         Customer advances .......................        10,000           --
                                                     -----------    -----------
              Total current liabilities ..........       166,513        153,132

Other liabilities ................................        16,600         16,600
                                                     -----------    -----------
              Total liabilities ..................       183,113        169,732
                                                     -----------    -----------


                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
          shares, par value $1 a share;
          none issued ............................          --             --

Common   shares - authorized 2,000,000 shares, par value $1 a share; issued
         788,955 (including
         shares held in treasury) ................       788,955        788,955

Additional paid in capital .......................     2,490,471      2,490,471

Deficit ..........................................    (3,150,948)    (3,101,792)
                                                     -----------    -----------
                                                         128,478        177,634
Less cost of 83,119 common shares
         held in treasury ........................       131,457        131,457
                                                     -----------    -----------
           Total Shareholders' Equity ............        (2,979)        46,177
                                                     -----------    -----------
TOTAL ............................................   $   180,134    $   215,909
                                                     ===========    ===========



                 See accompanying notes to financial statements

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                       MARCH 31,
                                                       -------------------------
                                                           1999           1998
                                                       ---------      ---------

Sales ............................................    $   72,017      $  58,448
Cost of sales ....................................        90,594         87,870
                                                       ---------      ---------
Gross profit .....................................       (18,577)       (29,422)

Selling and administrative
     expenses ....................................        37,502         40,697
                                                       ---------      ---------
Profit (loss) from operations ....................       (56,079)       (70,119)

Interest income ..................................         4,423          6,177
                                                       ---------      ---------
Profit (loss) before
     provision for income taxes ..................     $ (51,656)     $ (63,942)

Income tax provision .............................          --             --
                                                       ---------      ---------
Net profit (loss) ................................     $ (51,656)     $ (63,942)
                                                       =========      =========

Profit per share..................................     $    (.07)     $    (.09)
                                                       =========      =========
Weighted average number
     of shares outstanding .......................       705,836        705,836
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

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Revenue for the three month period ended March 31, 1999 increased 23.2% to $72,017 as compared to $58,448 for the corresponding period of 1998. The increase in revenue was the result of an increase in volume received from other clients and in spite of the fact that the Registrant's revenue from its largest client was significantly lower during the first quarter of the fiscal year.

     Cost of sales increased slightly in the three month period ended March 31, 1999 as compared to the similar period of 1998.

     Selling and Administrative (S&A) expenses decreased 7.9% to $37,502 for the three month period ended March 31, 1999 as compared to $40,697 for the corresponding period of 1998.

     Interest revenue was lower for the three month period ending March 31, 1999 when compared to the similar period of 1998. The majority of the interest income currently being recognized is from Data Probe, Inc. and it's receivable to the Registrant. (See NOTE F of "Notes to Form 10-Q" contained in this report for additional information)

     The Registrant had a loss of $(51,656), or ($.07) per share, during the three month period ending March 31, 1999 as compared to a loss of $(63,942), or ($.09) per share, in the similar period of 1998. The loss is the direct result of the Registrant's inability to generate sufficient additional revenue to cover it's current structure of costs.



 (Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CAPITAL EXPENDITURES.

     The Registrant did not incur any capital expenditure in the first three months of 1999. To conform to the year 2000 requirements, the Registrant intends to upgrade the equipment and software it uses for accounting. This capital expenditure will occur during the second quarter of fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES.

     Working capital decreased by $48,791 in the first three months of 1999 from a surplus of $59,271 at December 31, 1998 to a surplus of $10,480 at March 31, 1999.

     The Registrant receives cash deposits from a client in association with various projects. There is no assurance that the stream of sales and revenue from the Registrant's major client will continue. If additional revenues cannot be sustained and the Registrant once again realizes losses, the Registrant's ability to continue to operate would be severely affected in the absence of securing some type of supplemental financing, the availability of which there can be no assurance.

                         DATATAB, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT
                                   CASH FLOWS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                       MARCH 31,
                                                          ---------------------
                                                                 1999       1998
                                                          ---------   ---------
Cash flows provided (used) from operating activities:

Net (loss) .........................................     $(51,656)     $(63,942)

Adjustments to reconcile net (loss) to net cash provided by operating activities:

  Depreciation and amortization ....................          365           438
  Increase in accounts receivable ..................        4,111        10,714
  (Increase) in prepaid expenses and
      other assets .................................       (4,705)       (4,586)
  (Decrease)/Increase in accounts payable ..........       (2,845)        8,344
  Increase in accrued expenses
      and taxes ....................................        6,225           826
  Increase/(Decrease) in customer deposits .........       10,000        (6,400)
  Increase/(decrease) in other liabilities .........         --            --
                                                         --------      --------
Net cash flow provided from
     operating activities ..........................     $ 13,151      $  9,336
                                                         --------      --------
Cash flows provided by investing activities:
  Payments from (to) an affiliate ..................       43,647        54,676
  Sale of equipment ................................         --            --
                                                         --------      --------
     Net cash flow provided by
            investing activities ...................       43,647        54,676
                                                         --------      --------
Cash flows provided by financing activities:
         None ......................................         --            --
                                                         --------      --------
         Net cash flow provided
             by financing activities ...............         --            --
                                                         --------      --------
Net increase in cash ...............................        9,468            71

Cash at beginning of period ........................       11,071         8,682
                                                         --------      --------
Cash at end of period ..............................     $ 20,539      $  8,753
                                                         ========      ========



            The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                               NOTES TO FORM 10-Q
                                   (UNAUDITED)

(NOTE A):
          The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Registrant's annual 10K report to the SEC for the year ended December 31, 1998; the condensed financial data included herein should be read in conjunction with that report.

(NOTE B):
          (1) In management's opinion, all necessary adjustments have been made in order to present fairly the consolidated results of operations for the interim periods.

          (2) The results of operations for the interim period ending March 31, 1999 are not necessarily indicative of the results of operations for the year ending December 31, 1999.

(NOTE C):
          Profit and loss per share is based on the average number of shares of common stock outstanding during each period after deducting treasury shares and taking into consideration the dilutive effect of outstanding stock options when applicable.

(NOTE D):
          At December 31, 1999, for financial accounting and income tax purposes, the Registrant has available net operating loss carryforwards in excess of $1,061,000. $116,000 of the NOL will expire in 1999, $320,000 in 2000,
$175,000 in 2001, 199,000 in 2002, 120,000 in 2003, $87,000 in 2004 and the
balance in 2005 and thereafter.


(NOTE E):
          Inventories are summarized as follows:

                                              March 31, 1999   December 31, 1998
                                              --------------   -----------------
Work in process ......................            $1,165            $1,165
                                              ==============   =================

(NOTE F:)
          Data Probe, Inc., the majority stockholder, is indebted to the Registrant for advances made. At March 31, 1999 that indebtedness was $129,667 and was evidenced by a demand note bearing interest at 2% above the prime rate.

          For the three months ended March 31, 1999, Data Probe, Inc. charged the Registrant $47,265 for services rendered and $15,439 in rent related expenses. In addition, the Registrant charged Data Probe, Inc. in the same three month period $4,423 for interest and $16,159 for services rendered.

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


                                         DATATAB, INC.

Dated:  May 14, 1999                     By:  /S/ YITZHAK N. BACHANA
                                         ---------------------------
                                         Yitzhak N. Bachana,
                                         President



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:  May 14, 1999                     /S/ YITZHAK N. BACHANA
                                         ----------------------
                                             Yitzhak N. Bachana, President,
                                             Treasurer, Principal Executive
                                             Officer, Principal Financial
                                             Officer, Director