Form 10-Q
period 1999-06-30
DATATAB INC
filed 1999-08-13
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


+---+
| x |    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+---+    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period JUNE 30, 1999

OR
+---+    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
|   |    OF THE SECURITIES EXCHANGE ACT OF 1934
+---+
For the transition period from                    to
                               ------------------    ---------------

                           Commission file no. 0-3677
                                               ------


                                  DATATAB, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW YORK                                    13-1917838
-------------------------------            ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


49 EAST 21ST STREET, NEW YORK, NEW YORK                         10010
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (212) 228-6800
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

                                Yes   X     No
                                    -----      ------


        COMMON SHARES $1.00 PAR VALUE - 705,836 SHARES OUTSTANDING AS OF
            August 14, 1999 (EXCLUSIVE OF 83,119 SHARES IN TREASURY)


--------------------------------------------------------------------------------

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                     ASSETS



                                                        JUNE 30,    DECEMBER 31,
                                                        --------    ------------
                                                         1999           1998
                                                        --------    ------------
                                                      (UNAUDITED)

Current assets:
    Cash ............................................   $ 30,473        $ 11,071
    Accounts receivable .............................     19,221          18,605
    Receivable from Data Probe, Inc. ................    215,680         181,562
    Inventories of work in process ..................      1,165           1,165
    Prepaid expenses and other current
             assets .................................        100            --
                                                        --------        --------
                      Total current assets ..........    266,639         212,403



    Furniture, fixtures, equipment and
             improvements (at cost, less
             accumulated depreciation of
             $124,532 in 1999 and $123,801
             in 1998)  ..............................      2,148           2,879
    Other assets ....................................        627             627
                                                        --------        --------
                      Total .........................   $269,414        $215,909
                                                        ========        ========





(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                   LIABILITIES



                                                      JUNE 30,      DECEMBER 31,
                                                      --------      ------------
                                                        1999           1998
                                                      --------      ------------
                                                     (UNAUDITED)

Current liabilities:
   Accounts payable ..............................   $    36,945    $    31,149
   Accrued expenses and taxes ....................       113,128        121,983
   Customer advances .............................        41,100           --
                                                     -----------    -----------
        Total current liabilities ................       191,173        153,132

Other liabilities ................................        14,600         16,600
                                                     -----------    -----------
        Total liabilities ........................       205,773        169,732
                                                     -----------    -----------


                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
   shares, par value $1 a share;
   none issued ...................................          --             --

Common shares - authorized 2,000,000 shares,
   par value $1 a share; issued
   788,955 (including
   shares held in treasury) ......................       788,955        788,955

Additional paid in capital .......................     2,490,471      2,490,471

Deficit ..........................................    (3,084,328)    (3,101,792)
                                                     -----------    -----------
                                                         195,098        177,634
Less cost of 83,119 common shares
   held in treasury ..............................       131,457        131,457
                                                     -----------    -----------
        Total Shareholders' Equity ...............        63,641         46,177
                                                     -----------    -----------
TOTAL ............................................   $   269,414    $   215,909
                                                     ===========    ===========





                 See accompanying notes to financial statements

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                            Six Months Ended
                                                                JUNE 30,
                                                         -----------------------
                                                             1999       1998
                                                         ---------    ----------

Sales ...............................................    $ 354,983    $ 179,000
Cost of sales .......................................      266,498      192,867
                                                         ---------    ---------
Gross profit ........................................       88,485      (13,867)

Selling and administrative
         expenses ...................................       81,055       79,236
                                                         ---------    ---------
(Loss) from operations ..............................        7,430      (93,103)

Interest income .....................................       10,034       12,018
                                                         ---------    ---------
Profit (loss) before
         provision for income taxes .................    $  17,464    $ (81,085)

Income tax provision ................................         --           --
                                                         ---------    ---------
Net profit (loss) ...................................    $  17,464    $ (81,085)
                                                         =========    =========

Profit (loss) per share .............................    $    .02    $    (.11)
                                                         =========    =========
Weighted average number
         of shares outstanding ......................      705,836      705,836
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

                          ----------------------------

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)

                                                           Three Months Ended
                                                                 JUNE 30,
                                                           -------------------
                                                            1999        1998
                                                           -------     -------
Sales ...............................................    $ 282,967    $ 120,552
Cost of sales .......................................      175,904      104,997
                                                         ---------    ---------
Gross profit ........................................      107,063       15,555

Selling and administrative
         expenses ...................................       44,326       38,539
                                                         ---------    ---------
Profit (loss) from operations .......................       62,737      (22,984)

Interest income .....................................        5,611        5,841
                                                         ---------    ---------
Profit (loss) before
         provision for income taxes .................    $  68,348    $ (17,143)

Income tax provision ................................         --           --
                                                         ---------    ---------
Net profit (loss) ...................................    $  68,348    $ (17,143)
                                                         =========    =========

Profit (loss) per share .............................    $     .10    $    (.02)
                                                         =========    =========
Weighted average number
         of shares outstanding ......................      705,836      705,836
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

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenue for the six months period ended June 30, 1999 increased 98.3% to $354,983 as compared to $179,000 for the corresponding period of 1998. Revenue for the three months period ended June 30, 1999 increased 134.7% to $282,967 as compared to $120,552 for the corresponding period of 1999. The increases in revenue for both the three and six month periods were due to an increase in volume received by the Registrant from existing customers and from new client.

         In line with the increase in revenue there were increases in the Cost of sales in both the three and six months periods ended June 30, 1999 as compared to the similar periods of 1998.

         Selling and Administrative (S&A) expenses remained approximately the same for the six months period ending June 30, 1999 as compared to the similar period of 1998. For the three months period ending June 30, 1999, S&A expenses increased by 15.0% as compared to the corresponding period of 1998.

         Interest revenue was slightly lower for both the three and six months period ending June 30, 1999 when compared to the similar period of 1998. The majority of the interest income currently being recognized is from Data Probe, Inc. due to Registrant's accounts receivable from Data Probe, Inc. (See NOTE F of "Notes to Form 10-Q" contained in this report for additional information)

         The Registrant had a profit of $17,464 during the six months period ending June 30, 1999 as compared to a loss of ($81,085) in the similar period of 1998. The Registrant also reported a profit of $68,348 for the three months period ending June 30, 1999 as compared to a loss of ($17,143) for the same period of 1998. The profits in the current fiscal year are the direct result of the Registrant's success in generating sufficient additional revenue to cover it's current structure of costs.




(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 COMPLIANCE

         The Registrant has diligently studied the impact of the year 2000 on the software and services it sells as well as its own internal systems.

         It was concluded that the software and services provided by the Registrant are Year 2000 compliant. The Registrant has, also, upgraded its accounting and payroll systems to be fully compliant under the Year 2000 requirements.

         To date, the Registrant has not found any area where a Year 2000 compliance problem, with either its internal systems or outside providers, could have a material adverse impact on any part of the Registrant's business operations.

CAPITAL EXPENDITURES

         The Registrant did not incur any capital expenditures in the first six months of 1999 and does not anticipate adding any material capital assets for the balance of fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES.

         Working capital increased by $16,195 in the first six months of 1999, from a surplus of $59,271 at December 31, 1998 to a surplus of $75,466 at June 30, 1999.

         From time to time the Registrant receives cash advances and deposits from clients in association with various projects. There is no assurance that the stream of sales and revenue from the Registrant's existing clients will continue. If the current level of revenues cannot be sustained then the Registrant once again will realize losses. Should the losses reoccur, the Registrant's ability to continue to operate would be severely affected in the absence of securing some type of supplemental financing, the availability of which there can be no assurance.

                         DATATAB, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT
                                   CASH FLOWS
                                 (NOTES A AND B)
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               JUNE 30,
                                                       ----------------------
                                                           1999         1998
                                                           ----         ----
Cash flows (used) provided from operating activities:

Net profit (loss)  ..................................   $ 17,464    $(81,085)

Adjustments to reconcile net (loss) to
  net cash provided by operating activities:

  Depreciation and amortization .....................        731         876
  Increase in accounts receivable ...................        616      12,774
  Increase (Decrease)in prepaid expenses and
         other assets ...............................        100      (5,000)
  Increase (Decrease) in accounts payable ...........      5,796     (13,456)
  (Decrease) Increase in accrued expenses
         and taxes ..................................     (8,855)     31,734
  Increase (Decrease) in customer deposits ..........     41,100      (6,400)
                                                        --------    --------
Net cash flow provided from (used in)
     operating activities ...........................   $ 56,952    $(60,557)
                                                        --------    --------
Cash flows (used) provided by
     investing activities:
  Payments (to) from an affiliate ...................    (37,550)     58,782
  Sale of equipment .................................       --          --
                                                        --------    --------
     Net cash flow (used) provided by
            investing activities ....................    (37,550)     58,782
                                                        --------    --------
Cash flows provided by financing activities:
         None .......................................       --          --
                                                        --------    --------
         Net cash flow provided
        by financing activities .....................       --          --
                                                        --------    --------
Net increase (decrease) in cash .....................     19,402      (1,775)

Cash at beginning of period .........................     11,071       8,682
                                                        --------    --------
Cash at end of period ...............................   $ 30,473    $  6,907
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

                  (2) The results of operations for the interim period ending June 30, 1999 are not necessarily indicative of the results of operations for the year ending December 31, 1999.

(NOTE C):
                  Profit and loss per share is based on the average number of shares of common stock outstanding during each period after deducting treasury shares and taking into consideration the dilutive effect of outstanding stock options when applicable.

(NOTE D):
                  At December 31, 1998, for financial accounting and income tax purposes, net operating loss carry forwards existed in excess of $1,061,000, expiring at various dates ending in 2005.

(NOTE E):
                  Inventories are summarized as follows:

                                           June 30, 1999     December 31, 1998
                                          --------------     -----------------
Work in process .......................    $    1,165           $   1,165
                                          ==============     =================

(NOTE F:)

                 Data Probe, Inc., the majority stockholder, is indebted to the Registrant for advances made. At June 30, 1999 that indebtedness was $215,680 and was evidenced by a demand note bearing interest at 2% above the prime rate.

                  For the six months ended June 30, 1999, Data Probe, Inc. charged the Registrant $141,610 for services rendered and $34,008 in rent related expenses. In addition, the Registrant charged Data Probe, Inc. in the same six months period, $10,034 for interest, and $166,581 for services rendered.

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


                                    DATATAB, INC.

Dated:  August 13, 1999             By:  /S/ YITZHAK N. BACHANA
                                         ----------------------
                                         Yitzhak N. Bachana,
                                         President



                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:  August 13, 1999             /S/ YITZHAK N. BACHANA
                                    ----------------------
                                    Yitzhak N. Bachana, President,
                                    Treasurer, Principal Executive
                                    Officer, Principal Financial
                                    Officer, Director

                                   SIGNATURES
                                   ----------







                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     DATATAB, INC.

Dated:  August 13, 1999             By:
                                        Yitzhak N. Bachana,
                                        President



                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




Dated:  August 13, 1999             -----------------------------
                                    Yitzhak N. Bachana, President,
                                    Treasurer, Principal Executive
                                    Officer, Principal Financial
                                    Officer, Director