Form 10-Q
period 1999-09-30
DATATAB INC
filed 1999-11-15
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period SEPTEMBER 30, 1999
                         ------------------

OR
[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from         to

                           Commission file no. 0-3677
                                               ------

                             DATATAB, INC.
                             -------------

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


        COMMON SHARES $1.00 PAR VALUE - 705,836 SHARES OUTSTANDING AS OF
           November 15, 1999 (EXCLUSIVE OF 83,119 SHARES IN TREASURY)


                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                             SEPTEMBER 30,   DECEMBER 31,
                                                             -------------   ------------
                                                                1999             1998
                                                                ----             ----
                                                             (UNAUDITED)
                                                             -----------
Current assets:
           Cash ...........................................   $ 15,593         $ 11,071
           Accounts receivable ............................     22,547           18,605
           Receivable from Data Probe, Inc. ...............    174,200          181,562
           Inventories of work in process .................      1,165            1,165
           Prepaid expenses and other current
                     assets ...............................        395             --
                                                              --------         --------
                               Total current assets .......    213,900          212,403



Furniture, fixtures, equipment and
           improvements (at cost, less
           accumulated depreciation of
           $124,898 in 1999 and $123,801
           in 1998)  ......................................      1,783            2,879
Other assets ..............................................        627              627
                                                              --------         --------
                               Total ......................   $216,310         $215,909
                                                              ========         ========





(Continued)


                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   LIABILITIES

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                         1999            1998
                                                         ----            ----
                                                      (UNAUDITED)
                                                      -----------
Current liabilities:
           Accounts payable ......................   $    38,869    $    31,149
           Accrued expenses and taxes ............        55,977        121,983
           Accrued officers compensation .........        62,305           --
           Customer advances .....................        39,600           --
                                                     -----------    -----------
                    Total current liabilities ....       196,751        153,132

Other liabilities ................................        14,600         16,600
                                                     -----------    -----------
              Total liabilities ..................       211,351        169,732
                                                     -----------    -----------

                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
   shares, par value $1 a share;
   none issued ...................................          --             --

Common shares - authorized 2,000,000
   shares, par value $1 a share;
   issued 788,955 (including
   shares held in treasury) ......................       788,955        788,955

Additional paid in capital .......................     2,490,471      2,490,471

Deficit ..........................................    (3,143,010)    (3,101,792)
                                                     -----------    -----------
                                                         136,416        177,634
Less cost of 83,119 common shares
           held in treasury ......................       131,457        131,457
                                                     -----------    -----------
              Total Shareholders' Equity .........         4,959         46,177
                                                     -----------    -----------
TOTAL ............................................   $   216,310    $   215,909
                                                     ===========    ===========


                 See accompanying notes to financial statements


                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                          -------------
                                                      1999         1998
                                                      ----         ----

Sales ...........................................   $ 451,893    $ 264,915
Cost of sales ...................................     386,104      299,800
                                                    ---------    ---------
Gross profit ....................................      65,789      (34,885)

Selling and administrative
           expenses .............................     122,429      128,159
                                                    ---------    ---------
(Loss) from operations ..........................     (56,640)    (163,044)

Interest income .................................      15,422       16,708
                                                    ---------    ---------
(Loss) before
           provision for income taxes ...........   $ (41,218)   $(146,336)

Income tax provision ............................        --           --
                                                    ---------    ---------
Net (Loss) ......................................   $ (41,218)   $(146,336)
                                                    =========    =========

(Loss) per share ................................   $    (.06)   $    (.21)
                                                    =========    =========
Weighted average number
           of shares outstanding ................     705,836      705,836
                                                    =========    =========

Dividends per share .............................        NONE         NONE
                                                    =========    =========



                   The attached notes are made a part hereof.
                          ----------------------------




                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       1999         1998
                                                       ----         ----

Sales ...........................................   $  96,910    $  85,915
Cost of sales ...................................     117,106      106,933
                                                    ---------    ---------
Gross profit. (loss)  ...........................     (20,196)     (21,018)

Selling and administrative
           expenses .............................      43,875       48,923
                                                    ---------    ---------
(Loss) from operations ..........................     (64,071)     (69,941)

Interest income .................................       5,388        4,690
                                                    ---------    ---------
(Loss) before
           provision for income taxes ...........   $ (58,683)   $ (65,251)

Income tax provision ............................        --           --
                                                    ---------    ---------
Net (loss) ......................................   $ (58,683)   $ (65,251)
                                                    =========    =========

(Loss) per share ................................   $    (.08)   $    (.09)
                                                    =========    =========
Weighted average number
           of shares outstanding ................     705,836      705,836
                                                    =========    =========

Dividends per share .............................        NONE         NONE
                                                    =========    =========




                   The attached notes are made a part hereof.
                          ----------------------------

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

           RESULTS OF OPERATIONS

                     Revenue for the nine months period ended September 30, 1999 increased 70.6% to $451,893 as compared to $264,915 for the corresponding period of 1998. Revenue for the three months period ended September 30, 1999 increased 12.8% to $96,910 as compared to $85,915 for the corresponding period of 1998. The increases in revenue for both the three and nine month periods were the direct result of an increase in volume of projects received from existing customers and from various new clients.

                     Cost of sales increased in both the three and six months periods ended September 30, 1999 as compared to the similar periods of 1998. During the nine months period of 1999 cost of sales increased by 28.8% to $386,104 as compared to $299,800 for the corresponding period of 1998. During the three months period ended September 1999 cost of sales increased by 9.5% to $117,106 as compared to $106,933 for the corresponding period in 1998. The increase in cost of sales during the three and nine months periods were due to the increase in the volume of revenue.

                     Selling and Administrative expenses during the nine months period ended September 30, 1999 decreased by approximately $5,730. Most of this decrease occurred during the third quarter ended September 30, 1999.

                     Interest income was slightly lower during the nine months period ended September 30, 1999 when compared to the similar period of 1998. Interest income during the third quarter of the fiscal year was slightly higher. The majority of the interest income currently being recognized is from Data Probe, Inc. and it's note payable to the Registrant. (See NOTE F of "Notes to Form 10-Q" contained in this report for additional information).

                     The Registrant had a loss of $(41,218) during the nine month period ended September 30, 1999 as compared to a loss of $(146,336) in the similar period of 1998. The Registrant also

           (Continued)
           reported a loss of $(58,683) for the three months period ending September 30, 1999 as compared to a loss of $(65,251) for the same period of 1998. The losses in the current fiscal year are due to increase in costs associated with the increase in volume of sales during both the three and nine months periods.


           CAPITAL EXPENDITURES.

                     The Registrant incurred less then $1,000 in capital expenditures during the second quarter of fiscal year 1999. These expenditures were due to an upgrade of the Registrant's accounting software. By doing so the Registrant have complied with the Year 2000 requirements. The registrant does not anticipate adding any material capital assets for the balance of fiscal year 1999.

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

           LIQUIDITY AND CAPITAL RESOURCES.

                     Working capital decreased by 42,122 in the first nine months of 1999 from a surplus of $59,271 at December 31, 1998 to a surplus of $17,149 at September 30, 1999.

                     There is no assurance that the stream of sales and revenue from the Registrant's clients will continue. If additional revenues cannot be sustained and the Registrant once again realizes losses, the Registrant's ability to continue to operate would be severely affected in the absence of securing some type of supplemental financing, the availability of which there can be no assurance.


                         DATATAB, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT
                                   CASH FLOWS
                                 (NOTES A AND B)
                                   (UNAUDITED)
                                                           NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           1999         1998
                                                           ----         ----
Cash flows from operating activities:

Net (loss) ...........................................   $(41,218)   $(146,336)

Adjustments to reconcile net (loss) to
  net cash used in operating activities:

  Depreciation and amortization ......................      1,097        1,313
  (Increase) Decrease in accounts receivable .........     (3,940)      17,294
  (Increase) in prepaid expenses and
           other assets ..............................       (395)      (5,589)
  Increase (Decrease) in accounts payable ............      7,720       (8,253)
  (Decrease) Increase in accrued expenses
           and taxes .................................     (3,701)      47,676
  Increase (Decrease) in customer deposits ...........     39,600      (16,400)
  (Decrease) in other liabilities ....................     (2,000)      (1,000)
                                                         ---------    ---------
Net cash flow (used in)
     operating activities ............................   $( 2,837)   $(111,295)
                                                         ---------    ---------


Cash flows from
     investing activities:
  Repayment of receivable from Data Probe, Inc. ......      7,362      112,384
  Sale of equipment ..................................       --           --
                                                         ---------    ---------
Net cash flow provided by
  investing activities ...............................      7,362      112,384
                                                         ---------    ---------
Net increase in cash .................................      4,522        1,089

Cash at beginning of period ..........................     11,071        8,682
                                                         ---------    ---------
Cash at end of period ................................   $ 15,593    $   9,771
                                                         =========    =========


            The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                               NOTES TO FORM 10-Q
                                   (UNAUDITED)

(NOTE A):
                     The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Registrant's annual 10K report to the SEC for the year ended December 31, 1998. The condensed financial data included herein should be read in conjunction with that report.

(NOTE B):

                     (1) In management's opinion, all necessary adjustments have been made in order to present fairly the consolidated results of operations for the interim periods.

                     (2) The results of operations for the interim period ending September 30, 1999 are not necessarily indicative of the results of operations for the year ending December 31, 1999.

(NOTE C):

                     Profit and loss per share is based on the average number of shares of common stock outstanding during each period after deducting treasury shares and taking into consideration the dilutive effect of outstanding stock options when applicable.

(NOTE D):

                     At December 31, 1998, the Registrant had available net operating loss carryforwards in excess of $1,061,000, of which $116,000 expires in 1999, $320,000 in 2000, $175,000 in 2001, $199,000 in 2002, $120,000 in 2003,
$87,000 in 2004, and the balance in 2005 and thereafter.

(NOTE E):

                     Inventories are summarized as follows:

                                    September 30, 1999   December 31, 1998
                                    ------------------   -----------------
Work in process . . . . .                $ 1,165             $  1,165
                                    ==================   =================

(NOTE F:)

                     Data Probe, Inc., the majority stockholder, is indebted to the Registrant for advances made. At September 30, 1999 that indebtedness was $174,200 and was evidenced by a demand note bearing interest at 2% above the prime rate.

                     For the nine months ended September 30, 1999, Data Probe, Inc. charged the Registrant $202,488 for services rendered and 51,707 in rent related expenses. In addition, the Registrant charged Data Probe, Inc. in the same nine months period, $15,292 for interest, and $182,081 for services rendered.





                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

          NONE

                                   SIGNATURES







                     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DATATAB, INC.

Dated:  November 15, 1999                 By:  /S/ YITZHAK N. BACHANA
                                               ----------------------------
                                          Yitzhak N. Bachana,
                                          President



                     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:  November 15, 1999                 /S/ YITZHAK N. BACHANA
                                          ---------------------------------
                                          Yitzhak N. Bachana, President,
                                          Treasurer, Principal Executive
                                          Officer, Principal Financial
                                          Officer, Director

                                   SIGNATURES
                                   ----------







                     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DATATAB, INC.

Dated:  November 15, 1999                 By:
                                               ----------------------------
                                              Yitzhak N. Bachana,
                                              President



                     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




Dated:  November 15, 1999
                                              Yitzhak N. Bachana, President,
                                              Treasurer, Principal Executive
                                              Officer, Principal Financial
                                              Officer, Director