Form 10-K
period 1999-12-31
DATATAB INC
filed 2000-03-30
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
-----
| x |             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1999
                          -----------------
OR
-----             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
|   |             OF THE SECURITIES EXCHANGE ACT OF 1934
-----
For the transition period from         to

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

                                Yes    X     No
                                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

--------------------------------------------------------------------------------
        The aggregate market value of the voting shares of the Registrant held by non-affiliates as at August 11, 1999 (last quote available) was $3,758.

                     The number of common shares, $1.00 par value, outstanding at March 20, 2000 was 705,836.

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

3.   DEPENDENCE ON CERTAIN CUSTOMERS
     -------------------------------

                  In 1999, there were three clients who accounted for more than 10% of consolidated operating revenues. These clients reflected 36%, 14%, and 11% of the consolidated operating revenues. Management believes that the loss of any one or a few of its largest clients would have a material adverse effect upon the Registrant.

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

6.  EMPLOYEES
    ---------
                  As of March 20, 2000, the Registrant had 5 full-time employees. Part-time personnel are employed as needed.

                  (c)   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
                        ------------------------------------------------
                        OPERATIONS AND EXPORT SALES.
                        ----------------------------

                  Not applicable.

ITEM 2. PROPERTIES.
------------------

                  The Registrant maintains its executive offices and data center operations at 49 East 21st Street, New York, New York. The Registrant's parent company, Data Probe, Inc. acquired a lease for this location, and the Registrant will be renting space there on a month-to-month basis. (See Item 13, INFRA.)

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-----------------------------------------------------------------------
          MATTERS.
          --------

                  a)  MARKET INFORMATION.
                      -------------------

                  The Registrant's common shares are traded in the over-the-counter market and listed on the National Quotation Bureau's "Pink Sheets" (symbol: "DTAB"). The following table sets forth the range of high and low closing bid quotations for the Registrant's common shares for each quarterly period during the Registrant's last two fiscal years, as reported by the National Quotation Bureau:

         PERIOD                                CLOSING BID PRICES
         ------                                ------------------
         Fiscal Year Ended
          December 31, 1999
                                               HIGH              LOW
                                               ----              ---
                  First Quarter                 .02              .02
                  Second Quarter                .02              .02
                  Third Quarter                 .02              .02
                  Fourth Quarter                N/A *            N/A *

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

                  (b)  HOLDERS.
                       -------

                  The number of equity security holders of record at March 23, 2000 was 568.

                  (c)  DIVIDENDS.
                       ---------

                  The Registrant has never paid cash dividends on its shares. The Registrant does not anticipate paying cash dividends in the foreseeable future.

                         DATATAB, INC. AND SUBSIDIARIES
                         ------------------------------

                             SELECTED FINANCIAL DATA
                             -----------------------

                             YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------
                               1999        1998        1997        1996        1995
                           ----------  ----------  ----------  ----------   -------
For the year:

Total Revenue              $  383,047  $  394,947  $  496,301  $  520,854  $  665,529
                           ==========  ==========  ==========  ==========  ==========
Net income
  (loss)                   $ (113,475) $  (84,368) $  (48,761) $    3,991  $  (27,110)
                           ==========  ==========  ==========  =========== ===========
Income (loss)
  per share                    $(.16)       $(.12)      $(.07)      $ .01       $(.04)
                               ======      ======      ======      ======      ======
Average number
  of shares
  used in
  computing
  earnings or
  loss per
  share                       705,836     705,836     705,836     705,836     705,836
                           ----------  ----------  ----------  ----------  ----------

At year end:

 Total assets              $  332,815  $  215,909  $  302,440  $  429,807  $  351,958
                           ----------  ----------  ----------  ----------  ----------

 Working
  capital                  $  (56,809) $   59,271  $  143,888  $  190,797  $  142,432
                           ----------  ----------  ----------  ----------  ----------

Long-term
 indebtedness              $   12,600  $   16,600  $   18,600  $   22,600  $   22,600
                           ----------  ----------  ----------  ----------  ----------

Shareholders'
 equity                    $  (67,298) $   46,177  $  130,545  $  179,306  $  174,315
                           ----------  ----------  ----------  ----------  ----------

Book value
 per share                     $(.10)      $ .06       $ .18       $ .25       $ .25
                               -----       -----       -----       -----       -----

Cash dividends
 declared per
 common share                   NONE        NONE        NONE        NONE        NONE
                                ----        ----        ----        ----        ----



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
AND RESULTS OF OPERATION.
-------------------------

RESULTS OF OPERATIONS:
----------------------

                  Operating revenue for the three most recent fiscal years ended December 31, was $383,047 in 1999, $394,947 in 1998, and $496,301 in
1997.

                  During fiscal year ending December 31, 1999 operating revenues decreased by 3.0%, or $11,900. During fiscal year 1998 operating revenues decreased by 20.4% when compared to the revenues in fiscal year 1997.

                  Revenue in fiscal year 1999 was slightly lower as compared to revenue during fiscal year 1998. The reduction in revenue is due to a reduction in the composition and scope of the surveys processed for Registrant's clients. The decrease in revenue in fiscal year 1998 is mainly due to a 69% reduction in revenue from the Registrant's largest client. Only a small portion of this decrease was offset by increased revenue from other existing clients. The lower level of revenue during fiscal year 1997 was due to a reduction of 13% in revenue from the Registrant's main client. That decrease was partly offset by several increases in work from smaller existing clients along with the addition of new clients.

                  In 1999 the Registrant's largest client accounted for 36%, or $114,000 of the Registrant's revenue as compared with 39%, or $122,000 in 1998. The $8,000 decrease in revenue was the main reason for the decrease in overall revenue.

                  The Registrant is continuously trying to add clients to its base. However, the key is to add repetitive work as opposed to one-time work. While the Registrant added several new clients during fiscal 1999, a few other clients either did not repeat their studies or reduced the amount of work sent to the Registrant.

                  For the past three years market research accounted for 100% of Registrant's consolidated revenue.

                  Cost of sales increased by 2.6%, or $9,865 in fiscal year 1999 as compared to fiscal year 1998. In fiscal 1998 these costs decreased by 17.3%, or $79,075. The Registrant's structure of cost of sales during the 1999 fiscal year were similar to the structure of similar costs during fiscal year 1998.
The Registrant is continuously monitoring its operating cost structure and implementing cost saving programs wherever appropriate.

                  Selling and administrative expenses were 6.4% higher in fiscal Year 1999. Selling and administrative expenses decreased by 2%, or $2,477, in fiscal year 1998 as compared to 1997.

                  The Registrant operated at a loss in fiscal years 1999 and 1998. These losses were a result of a revenue base that was not sufficient to cover Registrant's costs.

                  The Registrant had no capital expenditures in 1999 and 1998 and does not anticipate any capital expenditures in the near future.

                  In the opinion of management, inflation has not had a material impact on the operations of the Registrant.

THE YEAR 2000 ISSUE
-------------------

                  The Registrant has studied the impact of the year 2000 on the software and services it sells as well as its own internal systems.

                  It was concluded that all software and services provided by the Registrant are Year 2000 compliant. The Registrant has not experienced any Year 2000 compliance problems with either its internal systems or outside providers.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

                  AS of December 31, 1999 the Registrant's working capital decreased by approximately $116,000, creating a negative balance of ($57,000). Working capital at the end of fiscal year 1998 was lower by $84,617 compared to the working capital at the end of fiscal year 1997.

                  The Registrant's balance sheet at December 31, 1999 reflects a receivable from its parent company, Data Probe, Inc., which represents a significant portion of its current assets and therefore its working capital. The collectability of this receivable is uncertain.

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



                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Datatab, Inc.:

We have audited the accompanying consolidated balance sheet of Datatab, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, retained earnings (deficit) and cash flows for each of the years in the three-years period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datatab, Inc. and subsidiaries at December 31, 1999, and 1998, and result of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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



/S/ GHASSEMI, PHOEL & CO.
Certified Public Accountants

Lynbrook, New York
March 2, 2000

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                              DECEMBER 31,

                                                           1999           1998
                                                       ------------    ---------

Current Assets:
         Cash ......................................      $ 90,015      $ 11,071
         Accounts Receivable .......................        46,856        18,605
         Receivable from Data Probe, Inc ...........       192,783       181,562
         Inventories of work
           in process and supplies .................         1,050         1,165
                                                          --------      --------
Total current assets ...............................       330,704       212,403

Furniture, fixtures, equipment
         and improvements (at cost, less
         accumulated depreciation
         of $ 125,236 in 1999
         and $123,801 in 1998) .....................         1,444         2,879
Other assets .......................................           667           627
                                                          --------      --------
                                                          $332,815      $215,909
                                                          ========      ========

(CONTINUED)

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   LIABILITIES

                                                             DECEMBER 31,
                                                        1999            1998
                                                    ------------    ------------
Current Liabilities:
         Accounts Payable ........................   $    32,270    $    31,149
         Accrued expenses and taxes ..............       112,143        121,983
         Customer advances .......................       243,100           -
                                                     -----------    -----------

Total Current Liabilities ........................       387,513        153,132

Other liabilities ................................        12,600         16,600
                                                     -----------    -----------
                                                         400,113        169,732
                                                     -----------    -----------

                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
         shares, par value $1 a share;
         none issued .............................          --             --

Common   shares - authorized 2,000,000 shares,
         par value $1 a share; issued 788,955
         shares (including shares held in treasury)      788,955        788,955

Additional paid-in capital .......................     2,490,471      2,490,471

Deficit ..........................................    (3,215,267)    (3,101,792)
                                                     -----------    -----------
                                                          64,159        177,634
Less cost of 83,119 common shares
         held in treasury ........................       131,457        131,457
                                                     -----------    -----------
                                                         (67,298)        46,177
                                                     -----------    -----------
                                                     $   332,815    $   215,909
                                                     ===========    ===========

           The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                             1999         1998          1997
                                             ----         ----          ----

Sales ...................................   $ 383,047    $ 394,947    $ 496,301
Cost of sales ...........................     388,440      378,575      457,650
                                            ---------    ---------    ---------

Gross profit ............................      (5,393)      16,372       38,651

Selling and administrative
         expenses .......................     128,704      120,989      123,466
                                            ---------    ---------    ---------

Loss from operations ....................    (134,097)    (104,617)     (84,815)

Interest income, net of
         related expenses ...............      20,622       20,249       36,054
                                            ---------    ---------    ---------

Net income (loss)........................   $(113,475)   $ (84,368)   $ (48,761)
                                            =========    =========    =========

Income (loss) per share .................   $    (.16)   $    (.12)   $    (.07)
                                            =========    =========    =========

Weighted average number of
         shares outstanding .............     705,836      705,836      705,836
                                            =========    =========    =========








           The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT)

                                             YEAR ENDED DECEMBER 31,
                                             -----------------------
                                        1999            1998            1997
                                        ----            ----            ----


(Deficit) - January 1 .............   $(3,101,792)   $(3,017,424)   $(2,968,663)

Net income (loss)
         for the year .............      (113,475)       (84,368)       (48,761)
                                      -----------    -----------    -----------

(Deficit) - December 31 ...........   $(3,215,267)   $(3,101,792)   $(3,017,424)
                                      ===========    ===========    ===========













           The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                             1999          1998          1997
                                             ----          ----          ----

Cash flows provided by
  (used in) operating
  activities:
         Cash received from
           customers .................    $ 598,011     $ 403,862     $ 444,089
         Cash paid to suppliers
           and employees .............     (528,468)     (499,941)     (590,070)
         Interest received,
           net .......................       20,622        20,249        36,054
                                          ---------     ---------     ---------

Net cash provided by
  (used in) operating
  activities .........................       90,165       (75,830)     (109,927)
                                          ---------     ---------     ---------

Cash flows provided by
  (used in) investing activities:
         Disposition (purchase)
           of equipment ..............         --            --           1,438
         Advances from (to)
          an affiliate ...............      (11,221)       78,219       (90,636)
                                          ---------     ---------     ---------

Net cash provided by (used in)
  investing activities ...............      (11,221)         --          92,074
                                          ---------     ---------     ---------

Net (decrease)
  increase in cash ...................       78,944         2,389       (17,853)

Cash at beginning
  of period ..........................       11,071         8,682        26,535
                                          ---------     ---------     ---------

Cash at end
  of period ..........................    $  90,015     $  11,071     $   8,682
                                          =========     =========     =========


(CONTINUED)

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                              1999          1998          1997
                                              ----          ----          ----

Reconciliation of net income to net cash provided by operating activities:

Net income (loss) .......................   $(113,475)   $ (84,368)   $ (48,761)

Adjustments to reconcile net
   loss to net cash
   provided by operating
   activities:

                  Depreciation and
                   amortization .........       1,435        1,751        4,374
                  Decrease (increase)
                   in accounts
                   receivable ...........     (28,251)       8,915        9,461
                  Decrease (increase)
                   in inventories .......         115           35           75
                  Decrease (increase)
                   in prepaid expenses
                   and other assets .....         (40)          -         3,530
                  (Decrease) increase
                   in accounts
                   payable ..............       1,121      (11,140)     (11,824)
                  (Decrease) increase
                   in accrued expenses,
                   taxes and other
                   liabilities ..........     229,260        8,977      (66,782)
                                            ---------    ---------    ---------

Net cash provided by (used in)
         operating activities ...........   $  90,165    $ (75,830)   $(109,927)
                                            =========    =========    =========




           The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
-------------------------------------------


         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries (all of which are wholly-owned) after elimination of inter-company investments, advances and transactions.

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

                                DECEMBER 31, 1999



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


RECEIVABLE FROM DATA PROBE, INC.:
---------------------------------

Data Probe, Inc., the majority stockholder, is indebted to the Company for advances made. For the year ended December 31, 1999 and 1998 total interest earned on the advances amounted to $19,988 and $20,249 respectively.


INVENTORIES:
------------

      Inventories are summarized as follows:

                                                 DECEMBER 31,
                                                 ------------
                                             1999          1998
                                             ----          ----

           Work in process . . . . . .     $ 1,050       $ 1,165


                                           =======       =======
(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


FURNITURE, FIXTURES, EQUIPMENT AND IMPROVEMENTS:
------------------------------------------------

         Furniture, fixtures, equipment and improvements comprise the following:

                                       COST AND BOOK VALUE
                                           DECEMBER 31,
                                           ------------
                                                                ESTIMATED
                                                                  USEFUL
                                       1999         1998          LIVES
                                       ----         ----          -----
                  Computer data
                    processing
                    equipment . . .   $118,033     $118,033     7 to 10 years
                  Furniture,
                    fixtures and
                    improvements. .      8,647        8,647     5 to 10 years
                                      --------     --------

                                       126,680      126,680

                  Less accumulated
                    depreciation. .    125,236      123,801
                                       -------      -------
                            Net . .   $  1,444     $  2,879
                                      ========     ========


INCOME TAXES:
-------------

         At December 31, 1999, the Company has available net operating loss Carry-forwards in excess of $1,380,000, of which $320,000 expires in 2000, $175,000 in 2001, $199,000 in 2002, $120,000 in 2003, $ 87,000 in 2004, $94,000
in 2005 and the balance in 2006 and thereafter.

         The Company has provided a valuation allowance in its entirety to offset potential benefit derived with the utilization of the net operating loss carry-forwards and tax credits available.

         The consolidated federal income tax returns of the Company and its subsidiaries have been examined by the Treasury Department through 1977.


(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


TRANSACTIONS WITH RELATED PARTIES:
----------------------------------

         Data Probe, Inc. charged the Company for the following:

                              TOTAL    SERVICES       RENT
                              -----    --------       ----

                      1999. . .  $237,574   $168,887   $ 68,687
                      1998. . .   161,166     95,123     66,043
                      1997. . .   218,034    177,796     40,238

         In addition, the Company charged Data Probe, Inc. for the following:

                               TOTAL    SERVICES   INTEREST    SALES
                               -----    --------   --------    -----

                  1999. . .  $218,569   $135,000   $ 19,988  $ 63,581
                  1998. . .   105,002     48,000     20,249    36,753
                  1997. . .    95,834     60,000     35,834

COMMITMENTS:
------------

         As of January 1, 1997, Data Probe, Inc. acquired a lease for new office space, and the Company will be renting its offices from them on a month to month basis.


GOING CONCERN:
--------------

         As reflected in the accompanying financial statements, the Company incurred net operating losses of $113,475 and $84,368 for each of the two years ended December 31, 1999 and 1998. Adverse economic conditions have limited the ability of the Company to market its services at amounts sufficient to recover operating and administrative cost. Continued losses have exhaust the remaining net working capital. Working capital had been supplemented by the collections of a note receivable, which was fully collected as of December 31, 1994. Because of the conditions surrounding the Company and its inability to generate profit, there is doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM #9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
--------    -----------------------------------------------------

Not applicable.

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  (a), (b)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE
                                    OFFICERS.
                                                            DIRECTOR     OFFICER
 NAME                   AGE        POSITION                    SINCE      SINCE
 ----                   ---        --------                    -----      -----

Yitzhak N. Bachana      67      President, Treasurer,          1983        1983
                                and Director

James R. Sheridan       54      Executive Vice President,      1983        1983
                                Secretary, and Director


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




                                     III - 1

ITEM 11.  EXECUTIVE COMPENSATION.

                  (a)  COMPENSATION.

                  The following table sets forth all compensation paid to the executive officers of the Registrant as a group for such fiscal year.

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
       (A)                        (B)        (C)         (D)         (E)
--------------------------------------------------------------------------------
NAME AND PRINCIPAL                                                   OTHER
POSITION                          YEAR      SALARY       BONUS    COMPENSATION
------------------                ----     --------      -----    ------------

Yitzhak N. Bachana - President    1999     $ 55,000         -     $ 62,305 (1)
                                  1998        6,346 (2)     -       62,305 (3)
                                  1997       51,925 (4)     -       13,652 (5)

James R. Sheridan  -              1999     $ 58,500         -     $ 32,695 (6)
    Executive Vice President      1998       48,500 (7)     -       37,362 (8)
                                  1997       63,500 (9)     -       32,090 (10)
--------------------------------------------------------------------------------
(1)  Represents earned but unpaid salary as of December 31, 1999.
(2) Does not include earned but unpaid salary of $48,654 as of December 31, 1998.
(3)  Represents earned but unpaid salary through December 31, 1998.
(4) Does not include earned but unpaid salary of $3,075 as of December 31, 1997.
(5)  Represents earned but unpaid salary through December 31, 1997.

(6)  Represents earned but unpaid commission as of December 31, 1999.
(7) Does not include earned but unpaid commission of $37,362 as of December 31, 1998.
(8)  Represents earned but unpaid commission as of December 31, 1998.
(9) Does not include earned but unpaid commission of $32,090 as of December 31, 1997.
(10) Represents earned but unpaid commission through December 31, 1997.









                                     III - 2

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

                  (d)   COMPENSATION OF DIRECTORS.
                        1.       STANDARD ARRANGEMENTS.
                                 None.
                        2.       OTHER ARRANGEMENTS.
                                 None.

                  (e)   TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
                        ARRANGEMENT.
                        None.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT.

                  (a)   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

                  The following chart sets forth the name and address of the person known to the Registrant to be the beneficial owner of more than 5% of the Registrant's common shares, par value $1.00, at March 20, 2000.

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

                                     III - 3

                  (b)   SECURITY OWNERSHIP OF MANAGEMENT.

                  The following chart sets forth the number of the Registrant's common shares, $1.00 par value, beneficially owned by all of the directors of the Registrant and by the directors and officers of the Registrant as a group at March 20, 2000:

NAME OF                         AMOUNT OF
BENEFICIAL                      BENEFICIAL          PERCENT
OWNER                           OWNERSHIP (1)       OF CLASS
-----                           -------------       --------

Yitzhak N. Bachana                   0 (2)              0

James R. Sheridan                    0                  0

Officers and Directors
 as a Group
(2 PERSONS)                          0 (2)              0

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  (a)  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

                  Since December 27, 1996 The Registrant, located its executive offices at 49 East 21 Street, New York, New York, where it shares space with its parent company, Data Probe, Inc. Data Probe acquired a lease for this location, and the Registrant has been renting space pursuant to an allocation arrangement providing that the Registrant pay Data Probe, Inc. on a month to month basis approximately $5,500. (See Item 13, INFRA.)






                                     III - 4

                  From time to time the Registrant and Data Probe, Inc. hire each other's employees for specific projects. For the fiscal year ended December 31, 1999, the Registrant incurred expenses of $168,887 with respect to these transactions. The Registrant was charged $68,687 for rent pursuant to an allocation arrangement. The Registrant charged Data Probe, Inc. $198,581 for sales and services and $19,988 for interest in 1999.

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
















                                     III - 5

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM
          8-K.
                                                                     PAGE
                                                                     ----
            (a)      1.       FINANCIAL STATEMENTS

                     Included in Part II of this report:

                     Selected Financial Data at
                      December 31, 1999, 1998, 1997,
                      1996, 1995                                      II-2

                     Report of Independent Certified
                      Public Accountants                              II-6

                     Consolidated Balance Sheets at
                      December 31, 1999 and 1998                      II-7

                     Consolidated Statements of Operations
                      for the years ended December 31,
                      1999, 1998, and 1997                            II-9

                     Consolidated Statements of Retained
                      Earnings (Deficit) for the years
                      ended December 31, 1999, 1998,
                      and 1997                                        II-10

                     Consolidated Statements of Cash
                      Flows for the years ended December 31,
                      1999, 1998, and 1997                            II-11

                     Notes to Consolidated Financial
                      Statements                                      II-13

                     2.   Financial Statements Schedules

                              Included in Part IV of this report:

                     Accountant's report on financial
                     statement schedules                              IV-4

                     Schedule V-Equipment and
                     Improvements for the years ended
                     December 31, 1999, 1998, and 1997                IV-5

                     Schedule VI-Depreciation and
                     Amortization of Equipment and
                     Improvements for the years ended
                     December 31, 1999, 1998, and 1997                IV-6

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

                                  DATATAB, INC.

Dated:  March 30, 2000                By:  /S/ YITZHAK N. BACHANA
                                           ----------------------
                                           Yitzhak N. Bachana,
                                           President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  March 30, 2000                 /S/ YITZHAK N. BACHANA
                                       ----------------------
                                       Yitzhak N. Bachana, President,
                                       Treasurer, Principal Executive
                                       Officer, Principal Financial
                                       Officer, Director


Dated:  March 30, 2000                 /S/ JAMES R. SHERIDAN
                                       ---------------------
                                       James R. Sheridan, Executive Vice
                                       President, Director