Form 10-Q
period 2000-03-31
DATATAB INC
filed 2000-05-15
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


+---+
| x |    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+---+    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period MARCH 31, 2000

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


        COMMON SHARES $1.00 PAR VALUE - 705,836 SHARES OUTSTANDING AS OF
              May 15, 2000 (EXCLUSIVE OF 83,119 SHARES IN TREASURY)



                        DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                          MARCH 31  DECEMBER 31,
                                                          --------  ------------
                                                            2000       1999
                                                          --------  ------------
                                                         (UNAUDITED)

Current assets:
         Cash ............................................   $ 53,652   $ 90,015
         Accounts receivable .............................     17,609     46,856
         Receivable from Data Probe, Inc. ................    168,951    192,783
         Inventories of work in process ..................      1,050      1,050
         Prepaid expenses and other current
                  assets .................................       (400)       --
                                                             --------   --------
                           Total current assets ..........    240,862    330,704


         Furniture, fixtures, equipment and
                  improvements (at cost, less
                  accumulated depreciation of
                  $125,236 in 1999 and $123,801
                  in 1998)  ..............................      1,281      1,444
         Other assets ....................................        667        667
                                                             --------   --------
                           Total .........................   $242,810   $332,815
                                                             ========   ========

(Continued)




                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET



                                   LIABILITIES


                                                      MARCH 31,     DECEMBER 31,
                                                      ---------     ------------
                                                        2000            1999
                                                      ---------     ------------
                                                     (UNAUDITED)

Current liabilities:
         Accounts payable ........................   $    37,765    $    32,270
         Accrued expenses and taxes ..............       106,119        112,143
         Customer advances .......................       169,100        243,100
                                                     -----------    -----------
              Total current liabilities ..........       312,984        387,513

Other liabilities ................................        12,600         12,600
                                                     -----------    -----------
              Total liabilities ..................       325,584        400,113
                                                     -----------    -----------


                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
          shares, par value $1 a share;
          none issued ............................          --             --

Common shares - authorized 2,000,000
         shares, par value $1 a share;
         issued 788,955 (including
         shares held in treasury) ................       788,955        788,955

Additional paid in capital .......................     2,490,471      2,490,471

Deficit ..........................................    (3,230,743)    (3,215,267)
                                                     -----------    -----------
                                                          48,683         64,159
Less cost of 83,119 common shares
         held in treasury ........................       131,457        131,457
                                                     -----------    -----------
           Total Shareholders' Equity ............       (82,774)       (67,298)
                                                     -----------    -----------
TOTAL ............................................   $   242,810    $   332,815
                                                     ===========    ===========


                 See accompanying notes to financial statements





                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                (NOTES A AND B)
                                  (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                       -------------------------
                                                           2000           1999
                                                       ---------      ---------

Sales ............................................    $  142,704      $  72,017
Cost of sales ....................................       124,546         90,594
                                                       ---------      ---------
Gross profit .....................................        18,158        (18,577)

Selling and administrative
     expenses ....................................        39,225         37,502
                                                       ---------      ---------
Profit (loss) from operations ....................       (21,067)       (56,079)

Interest income ..................................         5,591          4,423
                                                       ---------      ---------
Profit (loss) before
     provision for income taxes ..................     $ (15,476)     $ (51,656)

Income tax provision .............................          --             --
                                                       ---------      ---------
Net profit (loss) ................................     $ (15,476)     $ (51,656)
                                                       =========      =========

Profit per share..................................     $    (.02)     $    (.07)
                                                       =========      =========
Weighted average number
     of shares outstanding .......................       705,836        705,836
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

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Revenue for the three months period ended March 31, 2000 increased 98.2% to $142,704 as compared to $72,017 for the corresponding period of 1999. The increase in revenue during the first quarter of the current fiscal year was the result of an increase in volume received from the Registrant's largest client coupled with projects received from new clients.

     Cost of sales in the three month period ended March 31, 2000 increased by $33,952 or 37.5%. The increase in costs was due to the large increase in revenue.

     Selling and Administrative (S&A) expenses increased by 4.6% to $39,225 as compared to $37,502 during the corresponding period of 1999.

     Interest revenue was higher for the three month period ending March 31, 2000 when compared to the similar period of 1999. The majority of the interest income currently being recognized is from Data Probe, Inc. and it's receivable to the Registrant. (See NOTE F of "Notes to Form 10-Q" contained in this report for additional information)

     The Registrant had a loss of $(15,476), or ($.02) per share, during the three month period ending March 31, 2000 as compared to a loss of $(51,656), or ($.07) per share, in the similar period of 1999. The additional revenue generated during the first quarter of the current fiscal year was not sufficient to cover all costs incurred.



 (Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CAPITAL EXPENDITURES.

     The Registrant did not incur any capital expenditure in the first three months of 2000.


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


LIQUIDITY AND CAPITAL RESOURCES.

     Working capital decreased by $15,313 in the first three months of 2000 from a deficit of $56,809 at December 31, 1999 to a deficit of $72,122 at March 31, 2000.

     The Registrant receives cash deposits from clients in association with various projects. There is no assurance that the stream of sales and revenue from the Registrant's major clients will continue. If additional revenues cannot be sustained and the Registrant once again realizes losses, the Registrant's ability to continue to operate would be severely affected in the absence of securing some type of supplemental financing, the availability of which there can be no assurance.







                         DATATAB, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT
                                   CASH FLOWS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------   ---------
Cash flows provided (used) from
     operating activities:

Net Income/(Loss) ..................................     $(15,476)     $(51,656)

Adjustments to reconcile net (loss) to
     net cash provided by operating activities:

  Depreciation and amortization ....................          163           365
  Decrease/(Increase) in accounts receivable .......       29,247        (2,312)
  Decrease/(Increase) in prepaid expenses and
      other assets .................................          400        (4,705)
  Increase/(Decrease) in accounts payable ..........        5,495          (344)
  (Decrease)/Increase in accrued expenses
      and taxes ....................................      ( 6,024)        6,225
  (Decrease)/Increase in customer deposits .........      (74,000)       10,000
                                                         --------      --------
Net cash flow provided (used) from
     operating activities ..........................    $ (60,195)     $(44,427)
                                                         --------      --------
Cash flows provided by
     investing activities:
  Payments from (to) an affiliate ..................       23,832        51,895
  Sale of equipment ................................         --            --
                                                         --------      --------
     Net cash flow provided by
            investing activities ...................       23,832        51,895
                                                         --------      --------
Cash flows provided by financing activities:
         None ......................................         --            --
                                                         --------      --------
         Net cash flow provided
             by financing activities ...............         --            --
                                                         --------      --------
Net (Decrease)/increase in cash ....................      (36,363)        9,468

Cash at beginning of period ........................       90,015        11,071
                                                         --------      --------
Cash at end of period ..............................     $ 53,652      $ 20,539
                                                         ========      ========


            The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                               NOTES TO FORM 10-Q
                                   (UNAUDITED)

(NOTE A):
          The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Registrant's annual 10K report to the SEC for the year ended December 31, 1999; the condensed financial data included herein should be read in conjunction with that report.

(NOTE B):
          (1) In management's opinion, all necessary adjustments have been made in order to present fairly the consolidated results of operations for the interim periods.

          (2) The results of operations for the interim period ending March 31, 2000 are not necessarily indicative of the results of operations for the year ending December 31, 2000.

(NOTE C):
          Profit and loss per share is based on the average number of shares of common stock outstanding during each period after deducting treasury shares and taking into consideration the dilutive effect of outstanding stock options when applicable.

(NOTE D):
         At December 31, 1999, for financial accounting and income tax purposes, the Registrant has available net operating loss carryforwards in excess of $1,380,000, of which $320,000 expires in 2000, $175,000 in 2001, 199,000 in
2002, 120,000 in 2003, $87,000 in 2004, $94,000 in 2005 and the balance in 2006 and thereafter.

(NOTE E):
          Inventories are summarized as follows:

                                              March 31, 2000   December 31, 1999
                                              --------------   -----------------
Work in process ......................            $1,050            $1,050
                                              ==============   =================

(NOTE F:)
          Data Probe, Inc., the majority stockholder, is indebted to the Registrant for advances made. At March 31, 2000 that indebtedness was $168,951 and was evidenced by a demand note bearing interest at 2% above the prime rate.

          For the three months ended March 31, 2000, Data Probe, Inc. charged the Registrant $29,867 for services rendered and $16,138 in rent related expenses. In addition, the Registrant charged Data Probe, Inc. in the same three month period $5,422 for interest and $13,950 for services rendered.


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


                                         DATATAB, INC.

Dated:  May 15, 2000                     By:  /S/ YITZHAK N. BACHANA
                                         ---------------------------
                                         Yitzhak N. Bachana,
                                         President



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:  May 15, 2000                     /S/ YITZHAK N. BACHANA
                                         ----------------------
                                             Yitzhak N. Bachana, President,
                                             Treasurer, Principal Executive
                                             Officer, Principal Financial
                                             Officer, Director