Form 10-Q
period 2000-06-30
DATATAB INC
filed 2000-08-14
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


+---+
| x |    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+---+    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period JUNE 30, 2000
                         -------------

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


        COMMON SHARES $1.00 PAR VALUE - 705,836 SHARES OUTSTANDING AS OF
              August 15, 2000 (EXCLUSIVE OF 83,119 SHARES IN TREASURY)



                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                            JUNE 30  DECEMBER 31,
                                                           --------  ------------
                                                               2000       1999
                                                           --------  ------------
                                                          (UNAUDITED)

Current assets:
         Cash ............................................   $  5,327   $ 90,015
         Accounts receivable .............................     55,021     46,856
         Receivable from Data Probe, Inc. ................    190,581    192,783
         Inventories of work in process ..................      1,050      1,050
         Prepaid expenses and other current
                  assets .................................        --         --
                                                             --------   --------
                           Total current assets ..........    251,979    330,704


         Furniture, fixtures, equipment and
                  improvements (at cost, less
                  accumulated depreciation of
                  $125,563 in 2000 and $125,236
                  in 1999)  ..............................      1,117      1,444
         Other assets ....................................        140        667
                                                             --------   --------
                           Total .........................   $253,236   $332,815
                                                             ========   ========

(Continued)



                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                   LIABILITIES


                                                        JUNE 30,     DECEMBER 31,
                                                       ---------     ------------
                                                          2000            1999
                                                       ---------     ------------
                                                      (UNAUDITED)

Current liabilities:
         Accounts payable ........................   $    39,524    $    32,270
         Accrued expenses and taxes ..............       111,192        112,143
         Customer advances .......................       160,000        243,100
                                                     -----------    -----------
              Total current liabilities ..........       310,716        387,513

Other liabilities ................................        12,600         12,600
                                                     -----------    -----------
              Total liabilities ..................       323,316        400,113
                                                     -----------    -----------


                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
          shares, par value $1 a share;
          none issued ............................          --             --

Common   shares - authorized 2,000,000 shares,
         par value $1 a share; issued 788,955
         (including shares held in treasury) .....       788,955        788,955

Additional paid in capital .......................     2,490,471      2,490,471

Deficit ..........................................    (3,218,049)    (3,215,267)
                                                     -----------    -----------
                                                          61,377         64,159
Less cost of 83,119 common shares
         held in treasury ........................       131,457        131,457
                                                     -----------    -----------
           Total Shareholders' Equity ............       (70,080)       (67,298)
                                                     -----------    -----------
TOTAL ............................................   $   253,236    $   332,815
                                                     ===========    ===========


                 See accompanying notes to financial statements




                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                      --------------------------
                                                        2000                1999
                                                    -----------         ------------

Sales . . . . . . . . . . . . . . . . . . .         $   371,288         $  354,983
Cost of sales . . . . . . . . . . . . . . .             311,958            266,498
                                                    ------------         -----------
Gross profit. . . . . . . . . . . . . . . .              59,330             88,485

Selling and administrative
           expenses . . . . . . . . . . . . . . .        76,931             81,055
                                                    ------------         -----------
(Loss) from operations. . . . . . . . . . .             (17,601)             7,430

Interest income . . . . . . . . . . . . . .              12,740             10,034
Profit from investments . . . . . . . . . .               2,079                --
                                                    ------------         -----------
(Loss) Profit before
           provision for income taxes . . . . . .   $    (2,782)        $   17,464

Income tax provision. . . . . . . . . . . .                --                  --
                                                    ------------         -----------
Net profit (loss) . . . . . . . . . . . . .         $    (2,782)        $   17,464
                                                    ============         ===========

Profit (loss) per share . . . . . . . . . .         $      .00          $     .02
                                                    ============         ===========
Weighted average number
           of shares outstanding. . . . . . . . .       705,836            705,836
                                                    ============         ===========

Dividends per share . . . . . . . . . . . .              NONE                NONE
                                                    ============         ============





                   The attached notes are made a part hereof.

                          ----------------------------



                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                       -------------------------
                                                         2000               1999
                                                     -------------      ----------

Sales . . . . . . . . . . . . . . . . . . .         $   228,584         $  282,967
Cost of sales . . . . . . . . . . . . . . .             187,412            175,904
                                                    ------------         -----------
Gross profit. . . . . . . . . . . . . . . .              41,172            107,063

Selling and administrative
           expenses . . . . . . . . . . . . . . .        37,706             44,326
                                                    ------------         -----------
Profit from operations  . . . . . . . . . .               3,466             62,737

Interest income . . . . . . . . . . . . . .               7,149              5,611
Profit from investments . . . . . . . . . .               2,079                --
                                                    ------------         -----------
Profit (loss) before
           provision for income taxes . . . . . .   $    12,694         $   68,348

Income tax provision. . . . . . . . . . . .                --                  --
                                                    ------------         -----------
Net profit (loss) . . . . . . . . . . . . .         $    12,694         $   68,348
                                                    ============         ===========

Profit (loss) per share . . . . . . . . . .         $      .02          $      .10
                                                    ============         ===========
Weighted average number
           of shares outstanding. . . . . . . . .       705,836            705,836
                                                    ============         ===========

Dividends per share . . . . . . . . . . . .              NONE                NONE
                                                    ============         ===========






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



                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


           RESULTS OF OPERATIONS

                     Revenue for the six months period ended June 30, 2000 increased 4.6% to $371,288 as compared to $354,983 for the corresponding period of 1999. Revenue for the three months period ended June 30, 2000 decreased 19.2% to $228,584 as compared to $282,967 for the corresponding period of 1999. The decreases in revenue during the three months period were due to a decrease in volume received by the Registrant from existing customers.

                     In line with the increase in revenue during the six months period ending June 30, 2000, there were increases in the cost of sales as compared to costs of sales during the similar period of 1999.

                     Selling and Administrative expenses were lower during the six months period ending June 30, 2000 as compared to the similar period of 1999. This reduction in Selling and Administrative expenses occurred during the second quarter period ending June 30, 2000.

                     Interest revenue was higher during the six months period ending June 30, 2000 when compared to the similar period of 1999. The majority of the interest income currently being recognized is from Data Probe, Inc. due to Registrant's accounts receivable from Data Probe, Inc. (See NOTE F of "Notes to Form 10-Q" contained in this report for additional information). During the second quarter of the fiscal year the Registrant took advantage of an increase in the value of an investment. The liquidation of this investment resulted in a gain of $2,079.

                     The Registrant had a loss of ($2,782) during the six months period ending June 30, 2000 as compared to a profit of $17,464 in the similar period of 1999. During the three months period ending June 30, 2000 the Registrant had a profit of $12,694 as compared to a profit of $68,348 for the same period of 1999.



           (Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


      YEAR 2000 COMPLIANCE

         After a review of the Registrant's software, services and internal systems it was concluded that the software and services provided by the Registrant are Year 2000 compliant. The Registrant has, also, upgraded its accounting and payroll systems to be fully compliant under the Year 2000 requirements.

         To date, the Registrant has not found any area where a Year 2000 compliance problem, with either its internal systems or outside providers, could have a material adverse impact on any part of the Registrant's business operations.

      CAPITAL EXPENDITURES

           The Registrant did not incur any capital expenditures in the first six months of 2000 and does not anticipate adding any material capital assets for the balance of fiscal year 2000.

      LIQUIDITY AND CAPITAL RESOURCES.

           Working capital decreased by $1,928 in the first six months of 2000, from a deficit of ($56,809) at December 31, 1999 to a deficit of ($58,737) at June 30, 2000.

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


                         DATATAB, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT
                                   CASH FLOWS
                                 (NOTES A AND B)
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                     -------------------------
                                                          2000              1999
                                                     -------------      ----------
Cash flows (used) provided from operating activities:

Net (loss) profit. . . . . . . . . . . . . . . .    $  ( 2,782)         $  17,464

Adjustments to reconcile net (loss) to net cash provided by operating activities:

  Depreciation and amortization. . . . . . . . .           327                731
  Increase(Decrese)in accounts receivable  . . .        (8,165)            34,734
  Increase (Decrease)in prepaid expenses and
           other assets  . . . . . . . . . . . .            --                100
  Increase in accounts payable . . . . . . . . .         7,254              5,796
  Increase (Decrease) in accrued expenses
           and taxes . . . . . . . . . . . . . .       (   951)            (8,855)
  (Decrease) Increase in customer deposits . . .       (83,100)            41,100
                                                    ------------         ----------
Net cash flow provided from (used in)
     Operating activities. . . . . . . . . . . .    $  (87,417)         $  91,070
                                                    ------------         ----------
Cash flows (used) provided by investing
  activities:
  Payments (to) from an affiliate. . . . . . . .         2,202            (37,589)
                                                    ------------         ----------
     Net cash flow provided (used) by
              investing activities . . . . . . .         2,202            (37,589)
                                                    ------------         ----------
Cash flows provided by financing activities:
           Decrease in other assets  . . . . . .           527                --
                                                    ------------         ----------
           Net cash flow provided
        by financing activities. . . . . . . . .           --                 --
------------         ------------
Net (Decrease) increase in cash. . . . . . . . .       (84,688)            19,402

Cash at beginning of period. . . . . . . . . . .        90,015             11,071
                                                    ------------         ----------
Cash at end of period. . . . . . . . . . . . . .    $    5,327          $  30,473
                                                    ===========          ==========



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

            (2) The results of operations for the interim period ending June 30, 2000 are not necessarily indicative of the results of operations for the year ending December 31, 2000.

(NOTE C):

            Profit and loss per share is based on the average number of shares of common stock outstanding during each period after deducting treasury shares and taking into consideration the dilutive effect of outstanding stock options when applicable.

(NOTE D):

            At December 31, 1999, for financial accounting and income tax purposes, the Registrant had $1,380,000 of net operating loss carry forwards. $995,000 will expire in December 31, 2005 and the balance in 2006 and thereafter.

(NOTE E):

                     Inventories are summarized as follows:

                                           June 30, 2000     December 31, 1999
                                        ------------------   -----------------
Work in process . . . . . . .             $      1,050         $     1,165
                                        ==================   =================

                     (NOTE F:) Data Probe, Inc., the majority stockholder, is indebted to the Registrant for advances made. At June 30, 2000 that indebtedness was $190,581 and was evidenced by a demand note bearing interest at 2% above the prime rate.

                     For the six months ended June 30, 2000, Data Probe, Inc. charged the Registrant $187,588 for services rendered and $32,693 in rent related expenses. In addition, the Registrant charged Data Probe, Inc. in the same six months period, $12,089 for interest, and $144,258 for services rendered.

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


                                          DATATAB, INC.

Dated:  August 14, 2000                   By:  /S/ YITZHAK N. BACHANA
                                               ----------------------------
                                               Yitzhak N. Bachana,
                                               President



                     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:  August 14, 2000                   /S/ YITZHAK N. BACHANA
                                          ---------------------------------
                                          Yitzhak N. Bachana, President,
                                          Treasurer, Principal Executive
                                          Officer, Principal Financial
                                          Officer, Director

                                   SIGNATURES
                                   ----------





                     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DATATAB, INC.

Dated:  August 14, 2000                   By:
                                               ----------------------------
                                               Yitzhak N. Bachana,
                                               President



                     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




Dated:  August 14, 2000
                               ---------------------------------
                                Yitzhak N. Bachana, President,
                                Treasurer, Principal Executive
                                Officer, Principal Financial
                                Officer, Director