Form 10-Q
period 2000-09-30
DATATAB INC
filed 2000-11-14
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

+---+
_ x _      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+---+      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period SEPTEMBER 30, 2000
                         ------------------

OR
+---+      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
_   _      OF THE SECURITIES EXCHANGE ACT OF 1934
+---+
For the transition period from         to

                           Commission file no. 0-3677
                                               ------


                             DATATAB, INC.
----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     NEW YORK                                13-1917838
----------------------------------------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)


49 EAST 21ST STREET, NEW YORK, NEW YORK                    10010
----------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (212) 228-6800
                                                   -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X          No
                             -------        -------

        COMMON SHARES $1.00 PAR VALUE - 705,836 SHARES OUTSTANDING AS OF
           November 14, 2000 (EXCLUSIVE OF 83,119 SHARES IN TREASURY)
       -------------------------------------------------------------------


                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET



                                     ASSETS



                                                       SEPTEMBER 30,  DECEMBER 31,
                                                       ------------- ------------
                                                           2000          1999
                                                       ------------- ------------
                                                        (UNAUDITED)

Current assets:
           Cash ........................................   $  1,796   $ 90,015
           Accounts receivable .........................     14,055     46,856
           Receivable from Data Probe, Inc. ............    147,077    192,783
           Inventories of work in process ..............      1,050      1,050
           Prepaid expenses and other current
                     assets ............................        512       --
                                                           --------   --------
                               Total current assets.....    164,490    330,704



Furniture, fixtures, equipment and
           improvements (at cost, less
           accumulated depreciation of
           $125,727 in 2000 and $125,236
           in 1999)  ...................................        954      1,444
Other assets ...........................................        140        667
                                                           --------   --------
                               Total ...................   $165,584   $332,815
                                                           ========   ========





(Continued)



                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   LIABILITIES

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                 -------------     ------------
                                                                     2000             1999
                                                                 -------------     -------------
                                                                  (UNAUDITED)
Current liabilities:
           Accounts payable ....................................   $    27,232    $    32,270
           Accrued expenses and taxes ..........................        45,490        112,143
           Accrued officers compensation .......................        63,461           --
           Customer advances ...................................       145,000        243,100
                                                                   -----------    -----------
                  Total current liabilities ....................       281,183        387,513

Other liabilities ..............................................        12,600         12,600
                                                                   -----------    -----------
             Total liabilities .................................       293,783        400,113
                                                                   -----------    -----------

                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
           shares, par value $1 a share;
           none issued .........................................          --             --

Common shares - authorized 2,000,000 shares,
           par value $1 a share; issued
           788,955 (including
           shares held in treasury) ............................       788,955        788,955

Additional paid in capital .....................................     2,490,471      2,490,471

Deficit ........................................................    (3,276,168)    (3,215,267)
                                                                   -----------    -----------
                                                                         3,258         64,159
Less cost of 83,119 common shares
           held in treasury ....................................       131,457        131,457
                                                                   -----------    -----------
                     Total Shareholders' Equity ................      (128,199)       (67,298)
                                                                   -----------    -----------
TOTAL ..........................................................   $   165,584    $   332,815
                                                                   ===========    ===========




                 See accompanying notes to financial statements




                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    ----------------------
                                                       2000        1999
                                                    ---------    ---------

Sales ...........................................   $ 432,702    $ 451,893
Cost of sales ...................................     401,013      386,104
                                                    ---------    ---------
Gross profit ....................................      31,689       65,789

Selling and administrative
           expenses .............................     112,808      122,429
                                                    ---------    ---------
(Loss) from operations ..........................     (81,119)     (56,640)

Interest income .................................      18,139       15,422
Profit from investments .........................       2,079         --
                                                    ---------    ---------
(Loss) before
           provision for income taxes ...........   $ (60,901)   $ (41,218)

Income tax provision ............................        --           --
                                                    ---------    ---------
Net (Loss) ......................................   $ (60,901)   $ (41,218)
                                                    =========    =========

(Loss) per share ................................   $    (.09)   $    (.06)
                                                    =========    =========
Weighted average number
           of shares outstanding ................     705,836      705,836
                                                    =========    =========

Dividends per share .............................        NONE         NONE
                                                    =========    =========




                   The attached notes are made a part hereof.
                          ----------------------------


                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                       Three Months Ended
                                                          SEPTEMBER 30,
                                                  ------------------------
                                                      2000          1999
                                                  -----------   ----------

Sales ...........................................   $  61,415    $  96,910
Cost of sales ...................................      89,056      117,106
                                                    ---------    ---------
Gross profit. (loss)  ...........................     (27,641)     (20,196)

Selling and administrative
           expenses .............................      35,877       43,875
                                                    ---------    ---------
(Loss) from operations ..........................     (63,518)     (64,071)

Interest income .................................       5,398        5,388
                                                    ---------    ---------
(Loss) before
           provision for income taxes ...........   $ (58,120)   $ (58,683)

Income tax provision ............................        --           --
                                                    ---------    ---------
Net (loss) ......................................   $ (58,120)   $ (58,683)
                                                    =========    =========

(Loss) per share ................................   $    (.08)   $    (.08)
                                                    =========    =========
Weighted average number
           of shares outstanding ................     705,836      705,836
                                                    =========    =========

Dividends per share .............................        NONE         NONE
                                                    =========    =========




                   The attached notes are made a part hereof.
                          ----------------------------

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

           RESULTS OF OPERATIONS

                     Revenue for the nine months period ended September 30, 2000 decreased by 4.2% to $432,702 as compared to $451,893 for the corresponding period of 1999. Revenue for the three months period ended September 30, 2000 decreased 36.6% to $61,415 as compared to $96,910 for the corresponding period of 1999. The decrease in revenue for the nine month period resulted from a decrease in volume of projects received from existing customers during the third quarter of the fiscal year.

                     Cost of sales during the nine months period ended September 30, 2000 increased by $14,909 or 3.9% when compared to the similar period of 1999. During the three months period ended September 2000 the cost of sales decreased by 24.0% to $89,056 as compared to $117,106 for the corresponding period in 1999. The large decrease in cost of sales during the third quarter of the fiscal year was due to the decrease in the revenue volume during that quarter.

                     Selling and Administrative expenses during the nine months period ended September 30, 2000 decreased by $9,624 or 7.9%. Most of this decrease occurred during the third quarter ended September 30, 2000.

                     Interest income was higher by 17.6% during the nine months period ended September 30, 2000 when compared to the similar period of 1999. Interest income during the third quarter of the current fiscal year was at the same level of income during the similar period in the previous fiscal year. The majority of the interest income being recognized is from Data Probe, Inc. and it's note payable to the Registrant. (See NOTE F of "Notes to Form 10-Q" contained in this report for additional information).

                     The Registrant had a loss of $(60,901) during the nine month period ended September 30, 2000 as compared to a loss of $(41,218) in the similar period of 1999. The Registrant also

           (Continued)
           reported a loss of $(58,120) for the three months period ending September 30, 2000 as compared to a loss of $(58,683) for the same period of 1999. The losses in the current fiscal year are mainly due to the lower volume of sales during the third quarter of the fiscal year.

      CAPITAL EXPENDITURES.

           The Registrant incurred no capital expenditures during the current fiscal year. During the previous fiscal year the Registrant incurred less then $1,000 in capital expenditures. These expenditures were due to an upgrade of the Registrant's accounting software. By doing so the Registrant have complied with the Year 2000 requirements. The registrant does not anticipate any material capital expenditures during the balance of fiscal year 2000.

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

      LIQUIDITY AND CAPITAL RESOURCES.

           Working capital decreased by 59,884 in the first nine months of 2000 from a negative balance of ($ 56,809) at December 31, 1999 to a negative balance of ($116,693) at September 30, 2000.

           There is no assurance that the stream of sales and revenue from the Registrant's clients will continue. If additional revenues cannot be sustained and the Registrant once again realizes losses, the Registrant's ability to continue to operate would be severely affected in the absence of securing some type of supplemental financing, the availability of which there can be no assurance.


                         DATATAB, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT
                                   CASH FLOWS
                                 (NOTES A AND B)
                                   (UNAUDITED)
                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        ------------------------
                                                           2000          1999
                                                        ----------     --------
Cash flows from operating activities:

Net (loss) ...........................................   $ (60,901)   $(41,218)

Adjustments to reconcile net (loss) to net cash used in operating activities:

  Depreciation and amortization ......................         490       1,097
  Decrease in accounts receivable ....................      32,801      (3,940)
  (Decrease) in prepaid expenses and
           other assets ..............................          12        (395)
  (Decrease) Increase in accounts payable ............      (5,038)      7,720
  (Decrease) Increase in accrued expenses
           and taxes .................................     (66,653)     (3,701)
  Increase in accrued officer's compensation .........      63,461        --
  (Decrease) Increase in customer deposits ...........     (98,100)     39,600
  (Decrease) in other liabilities ....................        --        (2,000)
                                                         ---------    --------
Net cash flow (used in)
     operating activities ............................   $(133,925)   $ (2,837)
                                                         ---------    --------
Cash flows from investing activities:
  Repayment of receivable from Data Probe, Inc. ......      45,706       7,362
                                                         ---------    --------
Net cash flow provided by
  investing activities ...............................      45,706       7,362
                                                         ---------    --------
Net (Decrease) Increase in cash ......................     (88,219)      4,522

Cash at beginning of period ..........................      90,015      11,071
                                                         ---------    --------
Cash at end of period ................................   $   1,796    $ 15,593
                                                         =========    ========


            The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                               NOTES TO FORM 10-Q
                                   (UNAUDITED)

(NOTE A):
                     The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Registrant's annual 10K report to the SEC for the year ended December 31, 1999. The condensed financial data included herein should be read in conjunction with that report.

(NOTE B):            (1) In management's opinion, all necessary
adjustments have been made in order to present fairly the consolidated results of operations for the interim periods.

                     (2) The results of operations for the interim period ending September 30, 2000 are not necessarily indicative of the results of operations for the year ending December 31, 2000.

(NOTE C):
                     Profit and loss per share is based on the average number of shares of common stock outstanding during each period after deducting treasury shares and taking into consideration the dilutive effect of outstanding stock options when applicable.

(NOTE D):           At December 31, 1999, the Registrant had
available net operating loss carryforwards in excess of $1,380,000, of which $320,000 expires in 2000, $175,000 in 2001, $199,000 in 2002, $120,000 in 2003,
$87,000 in 2004, $94,000 in 2005, and the balance in 2006 and thereafter.

(NOTE E):
                     Inventories are summarized as follows:

                                     September 30, 2000   December 31, 1999
                                     ------------------   -----------------
Work in process . . . . . . . .          $   1,050           $   1,050
                                     ==================   =================

(NOTE F:)
                     Data Probe, Inc., the majority stockholder, is indebted to the Registrant for advances made. At September 30, 2000 that indebtedness was $147,077 and was evidenced by a demand note bearing interest at 2% above the prime rate.
                     For the nine months ended September 30, 2000, Data Probe, Inc. charged the Registrant $234,330 for services rendered and 49,933 in rent related expenses. In addition, the Registrant charged Data Probe, Inc. in the same nine months period, $17,487 for interest, and $155,921 for services rendered.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

        NONE

                                   SIGNATURES







                     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                DATATAB, INC.

Dated:  November 14, 2000                 By:  /S/ YITZHAK N. BACHANA
                                               ----------------------------
                                               Yitzhak N. Bachana,
                                               President



                     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:  November 14, 2000                 /S/ YITZHAK N. BACHANA
                                          ---------------------------------
                                              Yitzhak N. Bachana, President,
                                              Treasurer, Principal Executive
                                              Officer, Principal Financial
                                              Officer, Director

                                   SIGNATURES







                     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DATATAB, INC.

Dated:  November 14, 2000                 By:
                                               ----------------------------
                                                   Yitzhak N. Bachana,
                                                   President



                     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




Dated:  November 14, 2000
                               ---------------------------------
                                Yitzhak N. Bachana, President,
                                Treasurer, Principal Executive
                                Officer, Principal Financial
                                Officer, Director