Form 10-K
period 2000-12-31
DATATAB INC
filed 2001-03-29
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
-----
| x |             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2000
                          -----------------
OR
-----             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
|   |             OF THE SECURITIES EXCHANGE ACT OF 1934
-----
For the transition period from         to

                           Commission file no. 0-3677

                                  DATATAB, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     NEW YORK                                       13-1917838
-------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

49 EAST 21ST STREET, NEW YORK, NEW YORK                    10010
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (212) 228-6800
                                                      -------------
Securities registered pursuant to Section 12(b) of the Act:     NONE
                                                                ----
Securities registered pursuant to Section 12(g) of the Act:

                    COMMON SHARES, PAR VALUE $1.00 PER SHARE
-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X     No
                                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

-------------------------------------------------------------------------------
        The aggregate market value of the voting shares of the Registrant held by non-affiliates as at August 11, 1999 (last quote available) was $3,758.

                     The number of common shares, $1.00 par value, outstanding at March 20, 2001 was 705,836.

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

3.   DEPENDENCE ON CERTAIN CUSTOMERS
     -------------------------------

                  In 2000, there were three clients who accounted for more than 10% of consolidated operating revenues. These clients reflected 40%, 16%, and 10% of the consolidated operating revenues. Management believes that the loss of any one or a few of its largest clients would have a material adverse effect upon the Registrant.

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

6.  EMPLOYEES
    ---------
                  As of March 20, 2001, the Registrant had 4 full-time employees. Part-time personnel are employed as needed.

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-----------------------------------------------------------------------
          MATTERS.
          --------

                  a)  MARKET INFORMATION.
                      -------------------

                  The Registrant's common shares are traded in the over-the-counter market and listed on the National Quotation Bureau's "Pink Sheets" (symbol: "DTAB"). The following table sets forth the range of high and low closing bid quotations for the Registrant's common shares for each quarterly period during the Registrant's last two fiscal years, as reported by the National Quotation Bureau:

         PERIOD                                CLOSING BID PRICES
         ------                                ------------------
         Fiscal Year Ended
          December 31, 2000
                                               HIGH              LOW
                                               ----              ---
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

                            DATATAB, INC. AND SUBSIDIARIES
                            ------------------------------

                                SELECTED FINANCIAL DATA
                                -----------------------

                                YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------
                        2000        1999        1998        1997        1996
                    ----------  ----------  ----------  ----------   -------
For the year:

Total Revenue       $  432,869  $  383,047  $  394,947  $  496,301  $  520,854
                    ==========  ==========  ==========  ==========  ==========
Net income
  (loss)            $ (103,414) $ (113,475) $  (84,368) $  (48,761) $    3,991
                    ==========  ==========  ==========  =========== ==========
Income (loss)
  per share             $(.15)       $(.16)      $(.12)      $(.07)      $ .01
                        ======      ======      ======      ======      ======
Average number
  of shares used
  in computing
  earnings or
  loss per
  share                705,836     705,836     705,836     705,836     705,836
                    ----------  ----------  ----------  ----------  ----------

At year end:

 Total assets       $  121,332  $  332,815  $  215,909  $  302,440  $  429,807
                    ----------  ----------  ----------  ----------  ----------

 Working
  capital           $ (161,072) $  (56,809) $   59,271  $  143,888  $  190,797
                    ----------  ----------  ----------  ----------  ----------

Long-term
 indebtedness       $   10,600  $   12,600  $   16,600  $   18,600  $   22,600
                    ----------  ----------  ----------  ----------  ----------

Shareholders'
 equity             $ (170,712) $  (67,298) $   46,177  $  130,545  $  179,306
                    ----------  ----------  ----------  ----------  ----------

Book value
 per share               $(.24)      $(.10)      $ .06       $ .18       $ .25
                         -----       -----       -----       -----       -----

Cash dividends
 declared per
 common share            NONE        NONE        NONE        NONE        NONE
                         ----        ----        ----        ----        ----



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
AND RESULTS OF OPERATION.
-------------------------

RESULTS OF OPERATIONS:
----------------------

                  Operating revenue for the three most recent fiscal years ended December 31, was $432,869 in 2000, $383,047 in 1999, and $394,947 in
1998.

                  During fiscal year ending December 31, 2000 operating revenues increased by 13.0%, or $49,822. During fiscal year 1999 operating revenues decreased by 3.0% when compared to the revenues in fiscal year 1998.

                  The increase in revenue during fiscal year 2000 was due to an increase in revenue from existing customers. Revenue in fiscal year 1999 was slightly lower as compared to revenue during fiscal year 1998. The reduction in revenue during fiscal year 1999 was due to a reduction in the composition and scope of the surveys processed for Registrant's clients during 1999.

                  In 1999 the Registrant's largest client accounted for 40%, or $171,210, of the Registrant's revenue as compared with 19%, or $73,581, in 1999. This increase in revenue was the main reason for the increase in overall
Revenue during fiscal year 2000.

                  The Registrant was not successful in adding new clients during fiscal year 2000. During fiscal year 1999 the Registrant has added several new clients, while a few other clients either did not repeat their studies or reduced the amount of work sent to the Registrant.

                  For the past three years market research accounted for 100% of Registrant's consolidated revenue.

                  Cost of sales increased by 13.4%, or $52,236 in fiscal year 2000 as compared to fiscal year 1999. In fiscal 1999 these costs increased by 3%, or $9,865. The Registrant's structure of cost of sales during the fiscal 1999 was similar to the structure of similar costs during fiscal year 1998. The Registrant is continuously monitoring its operating cost structure and implementing cost saving programs wherever appropriate.

                  Selling and administrative expenses were 6.8% lower in fiscal year 2000. These costs were higher in fiscal year 1999 by 6.4% when compared to selling and administrative costs during fiscal year 1998.

                  The Registrant operated at a loss in fiscal years 2000 and 1999. These losses were a result of a revenue base that was not sufficient to cover Registrant's costs.

                  The Registrant had no capital expenditures in 2000 and 1999 and it does not anticipate any capital expenditures in the near future.

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

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

                  AS of December 31, 2000 the Registrant's working capital decreased by approximately $104,263, creating a negative balance of ($161,072). Working capital at the end of fiscal year 1999 was lower by $116,000 compared to the working capital at the end of fiscal year 1998.

                  The Registrant's balance sheet at December 31, 2000 reflects a receivable from its parent company, Data Probe, Inc., which represents a significant portion of its current assets and therefore its working capital. The collectability of this receivable is uncertain.

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



                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Datatab, Inc.:

We have audited the accompanying consolidated balance sheet of Datatab, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, retained earnings (deficit) and cash flows for each of the years in the three-years period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datatab, Inc. and subsidiaries at December 31, 2000, and 1999, and result of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

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



/S/ GHASSEMI, PHOEL & CO.
Certified Public Accountants

Lynbrook, New York
March 7, 2001

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                    DECEMBER 31,

                                                 2000           1999
                                             ------------    ---------

Current Assets:
         Cash ..........................       $    986      $ 90,015
         Accounts Receivable ...........         13,050        46,856
         Receivable from Data Probe, Inc.       105,161       192,783
         Inventories of work
           in process and supplies .....          1,175         1,050
                                               --------      --------
Total current assets ...................       $120,372      $330,704

Furniture, fixtures, equipment
         and improvements (at cost, less
         accumulated depreciation
         of $ 125,890 in 2000
         and $125,236 in 1999) .........            790         1,444
Other assets ...........................            170           667
                                               --------      --------
                                               $121,332      $332,815
                                               ========      ========

(CONTINUED)

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   LIABILITIES

                                                   DECEMBER 31,
                                              2000            1999
                                          ------------    ------------
Current Liabilities:
         Accounts Payable .............    $    26,510    $    32,270
         Accrued expenses and taxes ...        109,934        112,143
         Customer advances ............        145,000        243,100
                                           -----------    -----------

Total Current Liabilities .............        281,444        387,513

Other liabilities .....................         10,600         12,600
                                           -----------    -----------
                                               292,044        400,113
                                           -----------    -----------

                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
         shares, par value $1 a share;
         none issued ...................          --             --

Common shares - authorized 2,000,000
         Shares, par value $1 a share;
         issued 788,955 shares (including
         shares held in treasury)              788,955        788,955

Additional paid-in capital .............     2,490,471      2,490,471

Deficit ................................    (3,318,681)    (3,215,267)
                                           -----------    -----------
                                               (39,255)        64,159
Less cost of 83,119 common shares
         held in treasury ..............       131,457        131,457
                                           -----------    -----------
                                              (170,712)       (67,298)
                                           -----------    -----------
                                           $   121,332    $   332,815
                                           ===========    ===========

           The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                             2000         1999          1998
                                             ----         ----          ----

Sales ...................................   $ 432,869    $ 383,047    $ 394,947
Cost of sales ...........................     440,676      388,440      378,575
                                            ---------    ---------    ---------

Gross profit ............................      (7,807)      (5,393)      16,372

Selling and administrative
         expenses .......................     119,927      128,704      120,989
                                            ---------    ---------    ---------

Loss from operations ....................    (127,734)    (134,097)    (104,617)

Interest income, net of
         related expenses ...............      22,241       20,622       20,249

Gain on sale of marketable securities ...       2,079           --           --
                                            ---------    ---------    ---------

Net income (loss)........................   $(103,414)   $(113,475)   $ (84,368)
                                            =========    =========    =========

Income (loss) per share .................   $    (.15)   $    (.16)   $    (.12)
                                            =========    =========    =========

Weighted average number of
         shares outstanding .............     705,836      705,836      705,836
                                            =========    =========    =========






           The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT)

                                             YEAR ENDED DECEMBER 31,
                                             -----------------------
                                        2000            1999            1998
                                        ----            ----            ----


(Deficit) - January 1 .............   $(3,215,267)   $(3,101,792)   $(3,017,424)

Net income (loss)
         for the year .............      (103,414)      (113,475)       (84,368)
                                      -----------    -----------    -----------

(Deficit) - December 31 ...........   $(3,318,681)   $(3,215,267)   $(3,101,792)
                                      ===========    ===========    ===========









           The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                             2000          1999          1998
                                             ----          ----          ----

Cash flows provided by (used in)
  operating activities:
         Cash received from
           customers .................    $ 368,575     $ 598,011     $ 403,862
         Cash paid to suppliers
           and employees .............     (569,546)     (528,468)     (499,941)
         Interest received,
           net .......................       22,241        20,622        20,249
                                          ---------     ---------     ---------
Net cash provided by
  (used in) operating
  activities .........................     (178,730)        90,165      (75,830)
                                          ---------     ---------     ---------
Cash flows provided by (used in)
   investing activities:
      Proceeds of sale of marketable
         Securities, net                      2,079          --            --
      Advances from (to)
          an affiliate ...............       87,622      (11,221)        78,219
                                          ---------     ---------     ---------
Net cash provided by (used in)
  investing activities ...............       89,701       (11,221)       78,219
                                          ---------     ---------     ---------

Net (decrease) increase in cash ......      (89,029)       78,944         2,389

Cash at beginning of period ..........       90,015        11,071         8,682
                                          ---------     ---------     ---------

Cash at end of period ................    $     986     $  90,015     $  11,071
                                          =========     =========     =========


(CONTINUED)

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                              1999          1998          1997
                                              ----          ----          ----

Reconciliation of net income to net cash provided by operating activities:

Net income (loss) .......................   $(103,414)   $(113,475)   $ (84,368)

Adjustments to reconcile net
   loss to net cash
   provided by operating
   activities:

                  Depreciation and
                   amortization .........         654        1,435        1,751
                  Gain on sale of marketable
                   Securities ...........      (2,079)        -            -
                  Decrease (increase)
                   in accounts
                   receivable ...........      33,806      (28,251)       8,915
                  Decrease (increase)
                   in inventories .......        (125)         115           35
                  Decrease (increase)
                   in prepaid expenses
                   and other assets .....         497          (40)        -
                 (Decrease) increase
                   in accounts
                   payable ..............      (5,760)       1,121      (11,140)
                  (Decrease) increase
                   in accrued expenses,
                   taxes and other
                   liabilities ..........    (102,309)     229,260        8,977
                                            ---------    ---------    ---------

Net cash provided by (used in)
         operating activities ...........   $(178,730)   $  90,165    $ (75,830)
                                            =========    =========    =========




           The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000



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

                                DECEMBER 31, 2000



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


RECEIVABLE FROM DATA PROBE, INC.:
---------------------------------

Data Probe, Inc., the majority stockholder, is indebted to the Company for advances made. For the year ended December 31, 2000 and 1999 total interest earned on the advances amounted to $21,589 and $19,988 respectively.


INVENTORIES:
------------

      Inventories are summarized as follows:

                                                 DECEMBER 31,
                                                 ------------
                                             2000          1999
                                             ----          ----

           Work in process . . . . . .     $ 1,175       $ 1,050


                                           =======       =======
(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


FURNITURE, FIXTURES, EQUIPMENT AND IMPROVEMENTS:
------------------------------------------------

         Furniture, fixtures, equipment and improvements comprise the following:

                                       COST AND BOOK VALUE
                                           DECEMBER 31,
                                           ------------
                                                                ESTIMATED
                                                                  USEFUL
                                       2000         1999          LIVES
                                       ----         ----          -----
                  Computer data
                    processing
                    equipment . . .   $118,033     $118,033     7 to 10 years
                  Furniture,
                    fixtures and
                    improvements. .      8,647        8,647     5 to 10 years
                                      --------     --------

                                       126,680      126,680

                  Less accumulated
                    depreciation. .    125,890      125,236
                                       -------      -------
                            Net . .   $    790     $  1,444
                                      ========     ========


INCOME TAXES:
-------------

         At December 31, 2000, the Company has available net operating loss Carry-forwards in excess of $1,433,000, of which $175,000 expires in 2001, $199,000 in 2002, $120,000 in 2003, $87,000 in 2004, $ 94,000 in 2005, $84,000
in 2006 and the balance in 2007 and thereafter.

         The Company has provided a valuation allowance in its entirety to offset potential benefit derived with the utilization of the net operating loss carry-forwards and tax credits available.

         The consolidated federal income tax returns of the Company and its subsidiaries have been examined by the Treasury Department through 1977.


(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


TRANSACTIONS WITH RELATED PARTIES:
----------------------------------

         Data Probe, Inc. charged the Company for the following:

                              TOTAL    SERVICES       RENT
                              -----    --------       ----

                  2000. . .  $284,152   $212,306   $ 71,845
                  1999. . .   237,574    168,887     68,687
                  1998. . .   161,166     95,123     66,043

         In addition, the Company charged Data Probe, Inc. for the following:

                               TOTAL    SERVICES   INTEREST    SALES
                               -----    --------   --------    -----

                  2000. . .  $185,764   $120,000   $ 21,589  $ 44,175
                  1999. . .   218,569    135,000     19,988    63,581
                  1998. . .   105,002     48,000     20,249    36,753

COMMITMENTS:
------------

         As of January 1, 1997, Data Probe, Inc. acquired a lease for new office space, and the Company will be renting its offices from them on a month to month basis.




GOING CONCERN:
--------------

         As reflected in the accompanying financial statements, the Company incurred net operating losses of $103,414 and $113,475 for each of the two years ended December 31, 2000 and 1999. Adverse economic conditions have limited the ability of the Company to market its services at amounts sufficient to recover operating and administrative cost. Continued losses have exhausted the remaining net working capital. Because of the conditions surrounding the Company and its inability to generate profit, there is doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM #9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
--------    -----------------------------------------------------

Not applicable.

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  (a), (b)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE
                                    OFFICERS.
                                                            DIRECTOR     OFFICER
 NAME                   AGE        POSITION                    SINCE      SINCE
 ----                   ---        --------                    -----      -----

Yitzhak N. Bachana      68      President, Treasurer,          1983        1983
                                and Director

James R. Sheridan       55      Executive Vice President,      1983        1983
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

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
       (A)                        (B)        (C)         (D)         (E)
--------------------------------------------------------------------------------
NAME AND PRINCIPAL                                                   OTHER
POSITION                          YEAR      SALARY       BONUS    COMPENSATION
------------------                ----     --------      -----    ------------

Yitzhak N. Bachana - President    2000     $ 52,885         -     $ 61,346 (1)
                                  1999       55,000         -       62,305 (2)
                                  1998        6,346 (3)     -       62,305 (4)

James R. Sheridan  -              2000     $ 48,500         -     $ 32,695 (5)
                                  1999       58,500         -     $ 32,695 (6)
    Executive Vice President      1998       48,500 (7)     -       37,362 (8)

--------------------------------------------------------------------------------
(1)  Represents earned but unpaid salary as of December 31, 2000.
(2)  Represents earned but unpaid salary as of December 31, 1999.
(3) Does not include earned but unpaid salary of $48,654 as of December 31, 1998.
(4)  Represents earned but unpaid salary through December 31, 1998.

(5)  Represents earned but unpaid commission as of December 31, 2000.
(6)  Represents earned but unpaid commission as of December 31, 1999.
(7) Does not include earned but unpaid commission of $37,362 as of December 31, 1998.
(8)  Represents earned but unpaid commission as of December 31, 1998.








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

                  (d)   COMPENSATION OF DIRECTORS.
                        1.       STANDARD ARRANGEMENTS.
                                 None.
                        2.       OTHER ARRANGEMENTS.
                                 None.

                  (e)   TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
                        ARRANGEMENT.
                        None.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT.

                  (a)   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

                  The following chart sets forth the name and address of the person known to the Registrant to be the beneficial owner of more than 5% of the Registrant's common shares, par value $1.00, at March 20, 2001.

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

                                     III - 3

                  (b)   SECURITY OWNERSHIP OF MANAGEMENT.

                  The following chart sets forth the number of the Registrant's common shares, $1.00 par value, beneficially owned by all of the directors of the Registrant and by the directors and officers of the Registrant as a group at March 20, 2001:

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






                                     III - 4

                  From time to time the Registrant and Data Probe, Inc. hire each other's employees for specific projects. For the fiscal year ended December 31, 2000, the Registrant incurred expenses of $212,306 with respect to these transactions. The Registrant was charged $66,570 for rent pursuant to an allocation arrangement. The Registrant charged Data Probe, Inc. $164,175 for sales and services and $21,589 for interest in 2000.

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

                     Included in Part II of this report:

                     Selected Financial Data at
                      December 31, 2000, 1999, 1998,
                      1997, 1996                                      II-2

                     Report of Independent Certified
                      Public Accountants                              II-6

                     Consolidated Balance Sheets at
                      December 31, 2000 and 1999                      II-7

                     Consolidated Statements of Operations
                      for the years ended December 31,
                      2000, 1999, and 1998                            II-9

                     Consolidated Statements of Retained
                      Earnings (Deficit) for the years
                      ended December 31, 2000, 1999,
                      and 1998                                        II-10

                     Consolidated Statements of Cash
                      Flows for the years ended December 31,
                      2000, 1999, and 1998                            II-11

                     Notes to Consolidated Financial
                      Statements                                      II-13

                     2.   Financial Statements Schedules

                              Included in Part IV of this report:

                     Accountant's report on financial
                     statement schedules                              IV-4

                     Schedule V-Equipment and
                     Improvements for the years ended
                     December 31, 2000, 1999, and 1998                IV-5

                     Schedule VI-Depreciation and
                     Amortization of Equipment and
                     Improvements for the years ended
                     December 31, 2000, 1999, and 1998                IV-6

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

                                  DATATAB, INC.

Dated:  March 30, 2001                By:  /S/ YITZHAK N. BACHANA
                                           ----------------------
                                           Yitzhak N. Bachana,
                                           President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  March 30, 2001                 /S/ YITZHAK N. BACHANA
                                       ----------------------
                                       Yitzhak N. Bachana, President,
                                       Treasurer, Principal Executive
                                       Officer, Principal Financial
                                       Officer, Director


Dated:  March 30, 2001                 /S/ JAMES R. SHERIDAN
                                       ---------------------
                                       James R. Sheridan, Executive Vice
                                       President, Director