Form 10-Q
period 2001-03-31
DATATAB INC
filed 2001-05-15
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


+---+
| x |    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+---+    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period MARCH 31, 2001

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


        COMMON SHARES $1.00 PAR VALUE - 705,836 SHARES OUTSTANDING AS OF
              May 15, 2001 (EXCLUSIVE OF 83,119 SHARES IN TREASURY)


                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                          MARCH 31  DECEMBER 31,
                                                          --------  ------------
                                                             2001       2000
                                                          --------  ------------
                                                         (UNAUDITED)

Current assets:
         Cash ............................................   $  2,552   $    986
         Accounts receivable .............................     36,124     13,050
         Receivable from Data Probe, Inc. ................    126,927    105,161
         Inventories of work in process ..................      1,175      1,175
         Prepaid expenses and other current
                  assets .................................       (400)       --
                                                             --------   --------
                           Total current assets ..........    166,378    120,372


         Furniture, fixtures, equipment and
                  improvements (at cost, less
                  accumulated depreciation of
                  $126,029 in 2001 and $125,890
                  in 2000)  ..............................        651        790
         Other assets ....................................        170        170
                                                             --------   --------
                           Total .........................   $167,199   $121,332
                                                             ========   ========

(Continued)


                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET



                                   LIABILITIES


                                                      MARCH 31,     DECEMBER 31,
                                                      ---------     ------------
                                                        2001            2000
                                                      ---------     ------------
                                                     (UNAUDITED)

Current liabilities:
         Accounts payable ........................   $    40,589    $    26,510
         Accrued expenses and taxes ..............       107,044        109,934
         Customer advances .......................       145,000        145,000
                                                     -----------    -----------
              Total current liabilities ..........       292,633        281,444

Other liabilities ................................        10,600         10,600
                                                     -----------    -----------
              Total liabilities ..................       303,233        292,044
                                                     -----------    -----------


                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
          shares, par value $1 a share;
          none issued ............................          --             --

Common   shares - authorized 2,000,000 shares, par value $1 a share; issued
         788,955 (including
         shares held in treasury) ................       788,955        788,955

Additional paid in capital .......................     2,490,471      2,490,471

Deficit ..........................................    (3,284,003)    (3,318,681)
                                                     -----------    -----------
                                                          (4,577)       (39,255)
Less cost of 83,119 common shares
         held in treasury ........................       131,457        131,457
                                                     -----------    -----------
           Total Shareholders' Equity ............      (136,034)      (170,710)
                                                     -----------    -----------
TOTAL ............................................   $   167,199    $   121,332
                                                     ===========    ===========


                 See accompanying notes to financial statements






                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                (NOTES A AND B)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                       MARCH 31,
                                                       -------------------------
                                                           2001           2000
                                                       ---------      ---------

Sales ............................................    $  160,620      $ 142,704
Cost of sales ....................................        90,684        124,546
                                                       ---------      ---------
Gross profit .....................................        69,936         18,158

Selling and administrative
     expenses ....................................        37,496         39,225
                                                       ---------      ---------
Profit (loss) from operations ....................        32,440        (21,067)

Interest income ..................................         2,238          5,591
                                                       ---------      ---------
Profit (loss) before
     provision for income taxes ..................        34,678        (15,476)

Income tax provision .............................          --             --
                                                       ---------      ---------
Net profit (loss) ................................     $  34,678      $ (15,476)
                                                       =========      =========

Profit/(Loss) per share...........................     $     .05      $    (.02)
                                                       =========      =========
Weighted average number
     of shares outstanding .......................       705,836        705,836
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

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Revenue for the three months period ended March 31, 2001 increased 12.5% to $160,620 as compared to $142,704 for the corresponding period of 2000. The increase in revenue during the first quarter of the current fiscal year was the result of an increase in volume received from the Registrant's existing clients coupled with projects received from new clients.

     Cost of sales in the three month period ended March 31, 2001 decreased by $33,862 or 27.2%.

     Selling and Administrative (S&A) expenses decreased by 0.4% to $37,496 as compared to $39,225 during the corresponding period of 2000.

     Interest revenue was lower for the three month period ending March 31, 2001 when compared to the similar period of 2000. The majority of the interest income currently being recognized is from Data Probe, Inc. and it's receivable to the Registrant. (See NOTE F of "Notes to Form 10-Q" contained in this report for additional information)

     The Registrant had a profit of $34,678, or $.05 per share, during the three month period ending March 31, 2001 as compared to a loss of $(15,476), or ($.02) per share, in the similar period of 2000. The additional revenue generated during the first quarter of the current fiscal year was not sufficient to cover all costs incurred.



 (Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CAPITAL EXPENDITURES.

     The Registrant did not incur any capital expenditure in the first three months of 2001.


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


LIQUIDITY AND CAPITAL RESOURCES.

     Working capital increased by $34,817 in the first three months of 2001 from a deficit of $161,072 at December 31, 2000 to a deficit of $126,255 at March 31, 2001.

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



                         DATATAB, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT
                                   CASH FLOWS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                       MARCH 31,
                                                          ---------------------
                                                             2001       2000
                                                          ---------   ---------
Cash flows provided (used) from operating activities:

Net Income/(Loss) ..................................     $ 34,678      $(15,467)

Adjustments to reconcile net (loss) to net cash provided by operating activities:

  Depreciation and amortization ....................          139           163
  (Increase)/Decrease in accounts receivable .......      (23,074)       29,247
  Decrease/(Increase) in prepaid expenses and
      other assets .................................          400           400
  Increase/(Decrease) in accounts payable ..........       14,079         5,495
  (Decrease)/Increase in accrued expenses
      and taxes ....................................      ( 2,890)       (6,024)
  (Decrease)/Increase in customer deposits .........          -         (74,000)
                                                         --------      --------
Net cash flow provided (used) from
     operating activities ..........................       23,332       (60,195)
                                                         --------      --------
Cash flows provided (used) by investing activities:
  Payments from (to) an affiliate ..................      (21,766)       23,832
                                                         --------      --------
     Net cash flow provided (used) by
            investing activities ...................      (21,766)       23,832
                                                         --------      --------
Net increase/(Decrease) in cash ....................        1,566       (36,363)

Cash at beginning of period ........................          986        90,015
                                                         --------      --------
Cash at end of period ..............................     $  2,552      $ 53,652
                                                         ========      ========


            The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                               NOTES TO FORM 10-Q
                                   (UNAUDITED)

(NOTE A):
          The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Registrant's annual 10K report to the SEC for the year ended December 31, 2000; the condensed financial data included herein should be read in conjunction with that report.

(NOTE B):
          (1) In management's opinion, all necessary adjustments have been made in order to present fairly the consolidated results of operations for the interim periods.

          (2) The results of operations for the interim period ending March 31, 2001 are not necessarily indicative of the results of operations for the year ending December 31, 2001.

(NOTE C):
          Profit and loss per share is based on the average number of shares of common stock outstanding during each period after deducting treasury shares and taking into consideration the dilutive effect of outstanding stock options when applicable.

(NOTE D):
          At December 31, 2000, for financial accounting and income tax purposes, the Registrant has available net operating loss carryforwards in excess of $1,433,000, of which $175,000 expires in 2001, 199,000 in 2002,
120,000 in 2003, $87,000 in 2004, $94,000 in 2005, $84,000 in 2006 and the
balance in 2007 and thereafter.


(NOTE E):
          Inventories are summarized as follows:

                                              March 31, 2001   December 31, 2000
                                              --------------   -----------------
Work in process ......................            $1,175            $1,050
                                              ==============   =================

(NOTE F:)
          Data Probe, Inc., the majority stockholder, is indebted to the Registrant for advances made. At March 31, 2001 that indebtedness was $126,927 and was evidenced by a demand note bearing interest at 2% above the prime rate.

          For the three months ended March 31, 2001, Data Probe, Inc. charged the Registrant $25,500 for services rendered and $17,012 in rent related expenses. In addition, the Registrant charged Data Probe, Inc. in the same three month period $2,238 for interest and $70,230 for services rendered.


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


                                         DATATAB, INC.

Dated:  May 15, 2001                     By:  /S/ YITZHAK N. BACHANA
                                         ---------------------------
                                         Yitzhak N. Bachana,
                                         President



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:  May 15, 2001                     /S/ YITZHAK N. BACHANA
                                         ----------------------
                                             Yitzhak N. Bachana, President,
                                             Treasurer, Principal Executive
                                             Officer, Principal Financial
                                             Officer, Director