Form 10-Q
period 2001-06-30
DATATAB INC
filed 2001-08-13
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


+---+
| x |    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+---+    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2001

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



                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                           JUNE 30  DECEMBER 31,
                                                          --------  ------------
                                                              2001       2000
                                                          --------  ------------
                                                           (UNAUDITED)
Current assets:
         Cash ............................................   $  5,584   $    986
         Accounts receivable .............................     21,668     13,050
         Receivable from Data Probe, Inc. ................    116,614    105,161
         Inventories of work in process ..................      1,175      1,175
         Prepaid expenses and other current
                  assets .................................        102        --
                                                             --------   --------
                           Total current assets ..........    145,143    120,372


         Furniture, fixtures, equipment and
                  improvements (at cost, less
                  accumulated depreciation of
                  $126,168 in 2001 and $125,563
                  in 2000)  ..............................        512        790
         Other assets ....................................        170        170
                                                             --------   --------
                           Total .........................   $145,825   $121,332
                                                             ========   ========


(Continued)



                        DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   LIABILITIES

                                                        JUNE 30,     DECEMBER 31,
                                                       ---------     ------------
                                                          2001            2000
                                                       ---------     ------------
                                                      (UNAUDITED)

Current liabilities:
         Accounts payable ........................   $    47,637    $    26,510
         Accrued expenses and taxes ..............       124,262        109,934
         Customer advances .......................       145,000        145,000
                                                     -----------    -----------
              Total current liabilities ..........       316,899        281,444

Other liabilities ................................        10,600         10,600
                                                     -----------    -----------
              Total liabilities ..................       327,499        292,044
                                                     -----------    -----------


                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
          shares, par value $1 a share;
          none issued ............................          --             --

Common shares - authorized 2,000,000
         shares, par value $1 a share;
         issued 788,955 (including
         shares held in treasury) ................       788,955        788,955

Additional paid in capital .......................     2,490,471      2,490,471

Deficit ..........................................    (3,329,643)    (3,318,681)
                                                     -----------    -----------
                                                         (50,217)       (39,255)
Less cost of 83,119 common shares
         held in treasury ........................       131,457        131,457
                                                     -----------    -----------
           Total Shareholders' Equity ............      (181,674)      (170,712)
                                                     -----------    -----------
TOTAL ............................................   $   145,825    $   121,332
                                                     ===========    ===========


                 See accompanying notes to financial statements



                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                             -----------------------
                                                                               2001         2000

Sales ...........................................                            $ 386,830    $ 371,288
Cost of sales ...................................                              318,514      311,958
                                                                             ---------    ---------
Gross profit ....................................                               68,316       59,330

Selling and administrative
           expenses .............................                               86,695       76,931
                                                                             ---------    ---------
(Loss) from operations ..........................                              (18,379)     (17,601)

Interest income .................................                                7,417       12,740
Profit from investments .........................                                 --          2,079
                                                                             ---------    ---------
(Loss) Profit before
           provision for income taxes ...........                     $        (10,962) $    (2,782)

Income tax provision ............................                                 --           --
                                                                             ---------    ---------
Net(Loss) .......................................                            $ (10,962)   $  (2,782)
                                                                             =========    =========

(Loss) Profit per share .........................                     $          (.02) $        .00
                                                                             =========    =========
Weighted average number
           of shares outstanding ................                              705,836      705,836
                                                                             =========    =========

Dividends per share .............................                                NONE         NONE
                                                                             =========    =========




                   The attached notes are made a part hereof.

                          ----------------------------

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)
                                                      Three Months Ended
                                                           June 30,
                                                    ----------------------
                                                      2001          2000
                                                    ---------    --------

Sales ...........................................   $ 226,210    $228,584
Cost of sales ...................................     227,830     187,412
                                                    ---------    --------
Gross profit ....................................      (1,620)     41,172

Selling and administrative
           expenses .............................      49,200      37,706
                                                    ---------    --------
Profit from operations ..........................     (50,820)      3,466

Interest income .................................       5,180       7,149
Profit from investments .........................        --         2,079
                                                    ---------    --------
Profit (loss) before
           provision for income taxes ...........   $ (45,640)   $ 12,694

Income tax provision ............................        --          --
                                                    ---------    --------
Net (Loss) profit ...............................   $ (45,640)   $ 12,694
                                                    =========    ========

(Loss) Profit per share .........................   $    (.06)   $    .02
                                                    =========    ========
Weighted average number
           of shares outstanding ................     705,836     705,836
                                                    =========    ========

Dividends per share .............................        NONE        NONE
                                                    =========    ========





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



                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenue for the six months period ended June 30, 2001 increased by 1.0% to $386,830 as compared to $371,288 for the corresponding period of 2000. Revenue for the three months period ended June 30, 2001 decreased 1.0% to $226,210 as compared to $228,584 for the corresponding period of 2000. There was no significant increase or decrease in revenue during the six months period or the three months period ending June 2001.

         There was an increase of $40,418 in Cost of Sales during the second quarter of the current fiscal year. This increase was due to cost overruns associated with a large project received from a new client. Overall, there was a marginal increase of $6,556 in the Cost of Sales during the first six months of the fiscal year.

         Selling and Administrative expenses were higher during the six months period ending June 30, 2001 as compared to the similar period of 2001. This increase was mainly due to finance costs associated with advances made to the company.

         Interest revenue was lower during the six months period ending June 30, 2001 when compared to the similar period of 2000. The majority of the interest income currently being recognized is from Data Probe, Inc. due to Registrant's accounts receivable from Data Probe, Inc. (See NOTE F of "Notes to Form 10-Q" contained in this report for additional information). During the second quarter of the previous fiscal year the Registrant took advantage of an increase in the value of an investment. The liquidation of that investment resulted in a gain of $2,079.

         The Registrant had a loss of ($10,962) during the six months period ending June 30, 2001 as compared to a loss of ($2,782) in the similar period of 2000. During the three months period ending June 30, 2001 the Registrant had a loss of ($45,640) as compared to a profit of $12,694 for the same period of fiscal year 2000.




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

CAPITAL EXPENDITURES

         The Registrant did not incur any capital expenditures in the first six months of 2001 and does not anticipate adding any material capital assets for the balance of fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES.

         Working capital decreased by $16,684 in the first six months of 2001, from a deficit of ($161,072) at December 31, 2000 to a deficit of ($171,756) at June 30, 2001.

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


                         DATATAB, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT
                                   CASH FLOWS
                                 (NOTES A AND B)
                                   (UNAUDITED)

                                                         Six Months Ended
                                                         ----------------
                                                              June 30,
                                                        2001          2000
                                                        ----          ----

Cash flows (used) provided
  from operating activities:

Net (loss) profit ..........................          $(10,962)   $ ( 2,782)

Adjustments to reconcile net (loss) to
  net cash provided by operating activities:

  Depreciation and amortization ............               278         327
  (Increase)Decrease in accounts receivable             (8,618)     (8,165)
  Increase (Decrease)in prepaid expenses and
           other assets ....................              (102)       --
  Increase in accounts payable .............            21,127       7,254
  (Increase) Decrease in accrued expenses
           and taxes .......................            14,328        (951)
  (Decrease) Increase in customer deposits .              --       (83,100)
                                                      --------    --------
Net cash flow provided from (used in)
     Operating activities ..................          $ 16,051    $(87,417)
                                                      --------    --------
   Cash flows (used) provided by
     investing activities:
  Payments (to) from an affiliate ..........           (11,453)      2,202
                                                      --------    --------
     Net cash flow provided (used) by
              investing activities .........            11,453       2,202
                                                      --------    --------
Cash flows provided by financing activities:
           Decrease in other assets ........              --           527
                                                      --------    --------
           Net cash flow provided
        by financing activities ............              --          --
                                                      --------    --------
Net increase (Decrease) in cash ............          $  4,598     (84,688)

Cash at beginning of period ................               986      90,015
                                                      --------    --------
Cash at end of period ......................          $  5,584    $  5,327
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

         (2) The results of operations for the interim period ending June 30, 2001 are not necessarily indicative of the results of operations for the year ending December 31, 2001.

         (NOTE C): Profit and loss per share is based on the average number of shares of common stock outstanding during each period after deducting treasury shares and taking into consideration the dilutive effect of outstanding stock options when applicable.

         (NOTE D):

         At December 31, 2000, for financial accounting and income tax purposes, the Registrant had $1,433,000 of net operating loss carry forwards. $175,000 will expire in 2001, $199,000 in 2002, $120,000 in 2003, $87,000 in 2004, $
94,000 in 2005, $84,000 in 2006, and the balance in 2007 and thereafter.

(NOTE E):
                     Inventories are summarized as follows:

                                         June 30, 2001      December 31, 2000
                                       -----------------    -----------------
Work in process . . . . . . .          $      1,175              $     1,175
                                       ==================   =================

(NOTE F:)

                Data Probe, Inc., the majority stockholder, is indebted to the Registrant for advances made. At June 30, 2001 that indebtedness was $116,614 and was evidenced by a demand note bearing interest at 2% above the prime rate.

                For the six months ended June 30, 2001, Data Probe, Inc. charged the Registrant $208,013 for services rendered and $34,117 in rent related expenses. In addition, the Registrant charged Data Probe, Inc. in the same six months period, $7,417 for interest, and $217,336 for services rendered.




                                     PART II

Item 1. Legal Proceedings.

                     NONE

                                   SIGNATURES


                     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               DATATAB, INC.

Dated:  August 14, 2001                   By:  /s/ Yitzhak N. Bachana
                                               -------------------------
                                               Yitzhak N. Bachana,
                                               President



                     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:  August 14, 2001                       /s/ Yitzhak N. Bachana
                                              -------------------------------
                                              Yitzhak N. Bachana, President,
                                              Treasurer, Principal Executive
                                              Officer, Principal Financial
                                              Officer, Director





                                   SIGNATURES
                                   ----------



                     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   DATATAB, INC.

Dated:  August 14, 2001                   By:     /s/ Yitzhak N. Bachana
                                                  --------------------------
                                                  Yitzhak N. Bachana,
                                                  President



                     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




Dated:  August 14, 2001                           /s/ Yitzhak N. Bachana
                                                  ----------------------------
                                                  Yitzhak N. Bachana, President,
                                                  Treasurer, Principal Executive
                                                  Officer, Principal Financial
                                                  Officer, Director