Form 10-Q
period 2001-09-30
DATATAB INC
filed 2001-11-14
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

+---+
_ x _      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+---+      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period SEPTEMBER 30, 2001
                         ------------------

OR
+---+      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
_   _      OF THE SECURITIES EXCHANGE ACT OF 1934
+---+
For the transition period from         to

                           Commission file no. 0-3677
                                     ------


                                 DATATAB, INC. .
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     NEW YORK                                13-1917838            .
---------------------------------------------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)


49 EAST 21ST STREET, NEW YORK, NEW YORK                      10010
------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (212) 228-6800
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

        COMMON SHARES $1.00 PAR VALUE - 705,836 SHARES OUTSTANDING AS OF
           November 14, 2001 (EXCLUSIVE OF 83,119 SHARES IN TREASURY)
       -------------------------------------------------------------------


                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS



                                                      SEPTEMBER 30,        DECEMBER 31,
                                                      -------------        ------------
                                                          2001                2000
                                                      -------------        ------------
                                                       (UNAUDITED)

Current assets:
           Cash . . . . . . . . . . . . . . . . .   $       1,000        $        986
           Accounts receivable. . . . . . . . . .           8,695              13,050
           Receivable from Data Probe, Inc. . . .          52,591             105,161
           Inventories of work in process . . . .           1,175               1,175
           Prepaid expenses and other current
                assets. . . . . . . . . . . . . .             605                --
                                                    -------------        ------------
                     Total current assets . . . .          64,066             120,372



Furniture, fixtures, equipment and
           improvements (at cost, less
           accumulated depreciation of
           $126,307 in 2001 and $125,727
           in 2000). . . . . . . . . . . . . . .              373                 790
Other assets . . . . . . . . . . . . . . . . . .              170                 170
                                                    -------------        ------------
                     Total. . . . . . . . . . . .   $      64,609        $    121,332
                                                    =============        ============





(Continued)



                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   LIABILITIES

                                                     SEPTEMBER 30,        DECEMBER 31,
                                                     -------------        ------------
                                                         2001                 2000
                                                     -------------        -------------
                                                       (UNAUDITED)
Current liabilities:
           Accounts payable . . . . . . . . . . .   $      29,511       $     26,510
           Accrued expenses and taxes . . . . . .         127,418            109,934
           Customer advances. . . . . . . . . . .         145,000            145,000
                                                    -------------        ------------
                     Total current liabilities. .         301,929            281,444

Other liabilities . . . . . . . . . . . . . . . .          10,600             10,600
                                                    -------------        ------------
                Total liabilities . . . . . . . .         312,529             292,044
                                                    -------------        ------------

                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
           shares, par value $1 a share;
           none issued. . . . . . . . . . . . . .              -                 -

Common shares - authorized 2,000,000 shares,
           par value $1 a share; issued
           788,955 (including
           shares held in treasury) . . . . . . .         788,955             788,955

Additional paid in capital. . . . . . . . . . . .       2,490,471           2,490,471

Deficit . . . . . . . . . . . . . . . . . . . . .      (3,395,889)         (3,318,681)
                                                    --------------        ------------
                                                         (116,463)            (39,255)
Less cost of 83,119 common shares
           held in treasury . . . . . . . . . . .         131,457             131,457
                                                    --------------        ------------
                Total Shareholders' Equity. . . .        (247,920)           (170,712)
                                                    --------------        ------------
TOTAL . . . . . . . . . . . . . . . . . . . . . .   $      64,609         $   121,332
                                                    ==============        ============




                 See accompanying notes to financial statements




                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                    ----------------------------
                                                         2001                 2000
                                                    -------------       ---------------

Sales . . . . . .   . . . . . . . . . . . .         $   500,290         $   432,702
Cost of sales . . . . . . . . . . . . . . .             461,516             401,013
                                                    ------------         ------------
Gross profit  . . . . . . . . . . . . . . .              38,774              31,689

Selling and administrative
     expenses . . . . . . . . . . . . . . .             125,960             112,808
                                                    ------------         ------------
(Loss) from operations. . . . . . . . . . .             (87,186)            (81,119)

Interest income . . . . . . . . . . . . . .               9,978              18,139
Profit from investments . . . . . . . . . .                 --                2,079
                                                   ------------         ------------
(Loss) before
     provision for income taxes . . . . . .         $   (77,208)        $   (60,901)

Income tax provision. . . . . . . . . . . .                --                  --
                                                    ------------         ------------
Net (Loss)  . . . . . . . . . . . . . . . .         $   (77,208)        $   (60,901)
                                                    ============         ============

(Loss) per share  . . . . . . . . . . . . .         $     (.11)         $     (.09)
                                                    ============         ============
Weighted average number
           of shares outstanding. . . . . . . . .        705,836            705,836
                                                    ============         ============

Dividends per share . . . . . . . . . . . .             NONE                 NONE
                                                    ============         ============




                   The attached notes are made a part hereof.
                          ----------------------------





                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     ---------------------------
                                                         2001           2000
                                                     -----------    ------------

Sales . . . . . . . . . . . . . . . . . . .         $  113,460     $   61,415
Cost of sales . . . . . . . . . . . . . . .            143,002         89,056
                                                    ------------   ------------
Gross profit. (loss). . . . . . . . . . . .            (29,542)       (27,641)

Selling and administrative
     expenses . . . . . . . . . . . . . . .             39,264         35,877
                                                    ------------   ------------
(Loss) from operations  . . . . . . . . . .            (68,806)       (63,518)

Interest income . . . . . . . . . . . . . .              2,561          5,398
                                                    ------------   ------------
(Loss) before
     provision for income taxes . . . . . .         $  (66,245)    $  (58,120)

Income tax provision. . . . . . . . . . . .              --               --
                                                    ------------   ------------
Net (loss)  . . . . . . . . . . . . . . . .         $  (66,245)    $  (58,120)
                                                    ============   ============

(Loss) per share  . . . . . . . . . . . . .         $     (.09)    $     (.08)
                                                    ============   ============
Weighted average number
     of shares outstanding. . . . . . . . .             705,836       705,836
                                                    ============   ============

Dividends per share . . . . . . . . . . . .             NONE            NONE
                                                    ============   ============




                   The attached notes are made a part hereof.
                          ----------------------------

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          Revenue for the nine months period ended September 30, 2001 increased by 16% to $500,290 as compared to $432,702 for the corresponding period of 2000. Revenue for the three months period ended September 30, 2001 increased 85% to $113,460 as compared to $61,415 for the corresponding period of 2000. The increase in revenue for the nine month and three month periods was due to a $76,000 project received from a regular customer during the third quarter of the current fiscal year.

          Cost of sales during the nine months period ended September 30, 2001 increased by $60,503 or 15.1% when compared to the similar period of 2000. During the three months period ended September 2001 the cost of sales increased by 60.6% to $143,002 as compared to $89,056 for the corresponding period in 2000. The large increase in cost of sales during the third quarter of the fiscal year was due to the increase in sales volume during the quarter and due to work interruptions associated with the September 11 terror attack which resulted in costs overruns in the performance of projects during the quarter.

          Selling and Administrative expenses during the nine months period ended September 30, 2001 increased by $13,808 or 11.7%.

          Interest income was lower by 45% during the nine months period ended September 30, 2001 when compared to the similar period of 2000. The majority of the interest income being recognized is from Data Probe, Inc. and it's note payable to the Registrant. During the nine months period of the current fiscal year Data Probe has reduced it's note payable to the Registrant by $52,570. (See NOTE F of "Notes to Form 10-Q" contained in this report for additional information).

          The Registrant had a loss of $(77,208) during the nine month period ended September 30, 2001 as compared to a loss of $(60,901) in the similar period of 2000. The Registrant also reported a loss of $(66,245) for the three months period ending September 30, 2001 as compared to a loss of $(58,120) for the same period of 2000. The losses in the current fiscal year are due to a combination of two factors. First, during the second quarter of the fiscal year the Registrant received a large project from a new client. That project incurred large costs overruns that were not anticipated. Second, during the terror events that occurred in September 2001 the Registrant incurred some unproductive costs due to work interruptions.

CAPITAL EXPENDITURES.

          The Registrant incurred no capital expenditures during the current fiscal year. The registrant does not anticipate any material capital expenditures during the balance of fiscal year 2001.

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

LIQUIDITY AND CAPITAL RESOURCES.

          Working capital decreased by 76,791 in the first nine months of 2001 from a negative balance of ($161,072) at December 31, 2000 to a negative balance of ($237,863) at September 30, 2001.

          There is no assurance that the stream of sales and revenue from the Registrant's clients will continue. If additional profitable revenues cannot be generated the Registrant will once again realize losses, and it's ability to continue to operate would be severely affected in the absence of securing some type of supplemental financing, the availability of which there can be no assurance.

                         DATATAB, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT
                                   CASH FLOWS
                                 (NOTES A AND B)
                                   (UNAUDITED)
                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                            -------------------------
                                                               2001             2000
                                                            -----------      ---------
Cash flows from operating activities:
Net (loss) . . . . . . . . . . . . . . . . . . .          $   (77,208)      $  (60,901)

Adjustments to reconcile net (loss) to net cash used in operating activities:

  Depreciation and amortization. . . . . . . . .                  417              490
  Decrease in accounts receivable. . . . . . . .                4,355           32,801
  (Increase) Decrease in prepaid expenses and
     other assets . . . . . . . . .  . . . . . .                 (605)              12
  Increase (Decrease) in accounts payable. . . .                3,001          ( 5,038)
  Increase (Decrease) in accrued expenses
     and taxes . . . . . . . . . . . . . . . . .               17,484          ( 3,189)
  (Decrease) Increase in customer deposits . . .                 --            (98,100)
                                                          ------------       ----------
Net cash flow (used in)
     operating activities. . . . . . . . . . . .          $  ( 52,556)      $ (133,925)
                                                          ------------       ----------
Cash flows from investing activities:
  Repayment of receivable from Data Probe, Inc.                52,570           45,706
                                                          ------------       ----------
Net cash flow provided by
  investing activities . . . . . . . . . . . . .               52,570           45,706
                                                          ------------       ----------
Net Increase (Decrease) in cash  . . . . . . . .                   14          (88,219)

Cash at beginning of period. . . . . . . . . . .                  986           90,015
                                                          ------------       ----------
Cash at end of period. . . . . . . . . . . . . .          $     1,000         $  1,796
                                                          ============       ==========



            The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                               NOTES TO FORM 10-Q
                                   (UNAUDITED)

(NOTE A):
          The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Registrant's annual 10K report to the SEC for the year ended December 31, 2000. The condensed financial data included herein should be read in conjunction with that report.

(NOTE B):
          (1) In management's opinion, all necessary adjustments have been made in order to present fairly the consolidated results of operations for the interim periods.

          (2) The results of operations for the interim period ending September 30, 2001 are not necessarily indicative of the results of operations for the year ending December 31, 2001.

(NOTE C):
          Profit and loss per share is based on the average number of shares of common stock outstanding during each period after deducting treasury shares and taking into consideration the dilutive effect of outstanding stock options when applicable.

(NOTE D):
          At December 31, 2000, the Registrant had available net operating loss carry-forwards in excess of $1,433,000, of which $175,000 expires in 2001, $199,000 in 2002, $120,000 in 2003, $87,000 in 2004, $94,000 in 2005, $84,000 in
2006 and the balance in 2007 and thereafter.

(NOTE E):
          Inventories are summarized as follows:

                                         September 30, 2001   December 31, 2000
                                         ------------------   -----------------
Work in process . . . . . .  $  1,175         $     1,175
                                         ==================   =================

(NOTE F:)
          Data Probe, Inc., the majority stockholder, is indebted to the Registrant for advances made. At September 30, 2001 that indebtedness was $52,591 and was evidenced by a demand note bearing interest at 2% above the prime rate.
          For the nine months ended September 30, 2001, Data Probe, Inc. charged the Registrant $308,269 for services rendered and 51,616 in rent related expenses. In addition, the Registrant charged Data Probe, Inc. in the same nine months period, $9,978 for interest, and $235,471 for services rendered.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

         NONE

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

         NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE

ITEM 5. OTHER INFORMATION.

         NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Company did not file any reports on Form 8-K during The nine months ended September 30, 2001.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               DATATAB, INC.

Dated:  November 14, 2001                 By:  /S/ YITZHAK N. BACHANA
                                               ----------------------------
                                               Yitzhak N. Bachana,
                                               President



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:  November 14, 2001                 /S/ YITZHAK N. BACHANA
                                          ---------------------------------
                                          Yitzhak N. Bachana, President,
                                          Treasurer, Principal Executive
                                          Officer, Principal Financial
                                          Officer, Director

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DATATAB, INC.

Dated:  November 14, 2001      By: _________________________
                                    Yitzhak N. Bachana,
                                    President



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




Dated:  November 14, 2001      ______________________________
                                    Yitzhak N. Bachana, President,
                                    Treasurer, Principal Executive
                                    Officer, Principal Financial
                                    Officer, Director