Form 10-K
period 2001-12-31
DATATAB INC
filed 2002-03-26
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
            --------------------------------------------------------

                                    FORM 10-K
-----
| x |             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2001
                          -----------------
OR
-----             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
|   |             OF THE SECURITIES EXCHANGE ACT OF 1934
-----
For the transition period from                        to

                           Commission file no. 0-3677

                                  DATATAB, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEW YORK                                  13-1917838
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

49 EAST 21ST STREET, NEW YORK, NEW YORK                  10010
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (212) 228-6800
                                                     -----------------
Securities registered pursuant to Section 12(b) of the Act:     NONE
                                                              --------
Securities registered pursuant to Section 12(g) of the Act:

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

                     The number of common shares, $1.00 par value, outstanding at March 25, 2002 was 705,836.

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

2.  SOURCES OF RAW MATERIALS
    -------------------------

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

3.   DEPENDENCE ON CERTAIN CUSTOMERS
     -------------------------------

                  In 2001, there were two clients who accounted for more than 10% of consolidated operating revenues. These clients reflected 29% and 28% of the consolidated operating revenues. Management believes that the loss of any one or a few of its largest clients would have a material adverse effect upon the Registrant.

4.  COMPETITION
    -----------

                  The data processing service industry is highly competitive. The Registrant conducts business in direct competition with many companies (including both independent service bureaus and diversified companies with service divisions) which offer a wide range of general data processing services, including those performed by the Registrant. Some of the Registrant's competitors are smaller, and some are larger and possess greater financial resources. Another competitive factor in the market research data processing service business is "in-house" data processing, in which a company installs its own data processing equipment. The increasing availability and lower prices of mini- and micro-computers have permitted companies to install their own data processing equipment and to perform their own processing.

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

6.  EMPLOYEES
    ---------

                 As of March 25, 2002, the Registrant had 4 full-time employees. Part-time personnel are employed as needed.

                  (c)   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
                         ------------------------------------------------
                        OPERATIONS AND EXPORT SALES.
                        -------------------------------------------------

                  Not applicable.

ITEM 2. PROPERTIES.
--------------------

                  The Registrant maintains its executive offices and data center operations at 49 East 21st Street, New York, New York. The Registrant's parent company, Data Probe, Inc. acquired a lease for this location, and the Registrant will be renting space there on a month-to-month basis. (See Item 13, INFRA.)

                  The Registrant owns two Megadata 8300 Model 4's, a Megadata 8300 Model 6, 3 Gateway2000 Pentium PCs, and various IBM display terminals and Hewlett Packard Printers.


ITEM 3. LEGAL PROCEEDINGS.
---------------------------

                  NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

                  No matter was submitted to a vote of security holders during the fourth quarter.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-----------------------------------------------------------------------
                MATTERS.
                ------------

                a)  MARKET INFORMATION.
                    -------------------

                  The Registrant's common shares are traded in the over-the-counter market and listed on the National Quotation Bureau's "Pink Sheets" (symbol: "DTAB"). The following table sets forth the range of high and low closing bid quotations for the Registrant's common shares for each quarterly period during the Registrant's last two fiscal years, as reported by the National Quotation Bureau:

           PERIOD                                      CLOSING BID PRICES
          ---------                                    ------------------
         Fiscal Year Ended
         December 31, 2001
                                                     HIGH               LOW
                                                    -------           -------
                  First Quarter                      N/A *              N/A *
                  Second Quarter                     N/A *              N/A *
                  Third Quarter                      N/A *              N/A *
                  Fourth Quarter                     N/A *              N/A *

         Fiscal Year Ended
          December 31, 2000
                                                     HIGH               LOW
                                                    --------          -------
                  First Quarter                      N/A *              N/A *
                  Second Quarter                     N/A *              N/A *
                  Third Quarter                      N/A *              N/A *
                  Fourth Quarter                     N/A *              N/A *

---------------
 *    Quotations were not available for the period indicated.

                  (b)  HOLDERS.
                      -----------

                  The number of equity security holders of record at March 23, 2000 was 568.

                  (c)  DIVIDENDS.
                       --------------

                  The Registrant has never paid cash dividends on its shares. The Registrant does not anticipate paying cash dividends in the foreseeable future.


                         DATATAB, INC. AND SUBSIDIARIES
               --------------------------------------------------

                             SELECTED FINANCIAL DATA
                    -----------------------------------------

                             YEAR ENDED DECEMBER 31,
     ---------------------------------------------------------------------


                      2001         2000         1999         1998         1997
                   ---------    ----------   ----------   ---------   ----------
For the year:

Total Revenue      $ 357,204    $ 432,869    $ 383,047    $ 394,947    $ 496,301
                   =========    =========    =========    =========    =========

Net income
  (loss)           $ ( 67,928)  $(103,414)   $(113,475)   $(84,368) $    (48,761)
                   =========    =========    =========    =========    =========

Income (loss)
  per share        $    (.10)   $    (.15)   $    (.16)   $    (.12)        (.07)
                   =========    =========    =========    =========    =========
Average number
  of shares used
  in computing
  earnings or
  loss per
  share              705,836      705,836      705,836      705,836      705,836
                   ---------    ---------    ---------    ---------    ---------
At year end

 Total assets      $  95,526    $ 121,332    $ 332,815    $ 215,909    $ 302,440
                   ---------    ---------    ---------    ---------    ---------
 Working
  capital          $(228,414)   $(161,072)   $ (56,809)   $  59,271    $ 143,888
                   ---------    ---------    ---------    ---------    ---------
Long-term
 indebtedness      $  10,600    $  10,600    $  12,600    $  16,600    $  18,600
                   ---------    ---------    ---------    ---------    ---------
Shareholders'
 equity            $(238,640)   $(170,712)   $ (67,298)   $  46,177    $ 130,545
                   ---------    ---------    ---------    ---------    ---------
Book value
 per share         $    (.34)   $    (.24)   $    (.10)   $     .06    $     .18
                   ---------    ---------    ---------    ---------    ---------
Cash dividends
 declared per
 common share           NONE         NONE         NONE         NONE         NONE
                   ---------    ---------    ---------    ---------    ---------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 ----------------------------------------------------------
CONDITION AND RESULTS OF OPERATION.
-----------------------------------------------------------

RESULTS OF OPERATIONS:
-------------------------------------

                  Operating revenue for the three most recent fiscal years ended December 31, was $357,204 in 2001, $432,869 in 2000, and $383,047 in 1999.

                  During fiscal year ending December 31, 2001 operating revenues decreased by 17.0%, or $75,665. During fiscal year 2000 operating revenues increased by 13.0% when compared to the revenues in fiscal year 1999.

                  The decrease in revenue during fiscal year 2001 was due to reduction in revenue from the Registrant's largest customer a general after the September 11, 2001 terrorists attack in New York. Revenue in fiscal year 2000 was higher than the revenue during fiscal year 1999. The increase in revenue during fiscal year 2000 was due to an increase in revenue from existing customers.

                  In fiscal year 2001 the Registrant's largest client accounted for 29%, or $101,986, of the Registrant's revenue. In fiscal year 2000 the largest client accounted for 40% of Registrant's revenue. This decrease in revenue was the main reason for the decrease in overall Revenue during fiscal year 2001.

                  During fiscal years 2001 and 2000 the Registrant was successful in adding two new clients, however a few other clients either did not repeat their studies or reduced the amount of work sent to the Registrant.

                  For the past three years market research accounted for 100% of Registrant's consolidated revenue.

                  Cost of sales in fiscal year 2001 decreased by 22%, or $98,056 as compared to fiscal year 2000. In fiscal 2000 these costs increased by 13%, or $52,236. The Registrant is continuously monitoring its operating cost structure and implementing cost saving programs wherever appropriate.

                  Selling and administrative expenses were 22% lower in fiscal year 2001. These costs were also lower in fiscal year 2000 by 7% when compared to selling and administrative costs during fiscal year 1999.

                  The Registrant operated at a loss in fiscal years 2001 and 2000. These losses were a result of a revenue base that was not sufficient to cover Registrant's costs.

                  The Registrant had no capital expenditures in 2001 and 2000 and it does not anticipate any capital expenditures in the near future.

                  In the opinion of management, inflation has not had a material impact on the operations of the Registrant.

THE YEAR 2000 ISSUE
-------------------------------

                  The Registrant has studied the impact of the year 2000 on the software and services it sells as well as its own internal systems.

                  It was concluded that all software and services provided by the Registrant are Year 2000 compliant. The Registrant has not experienced any Year 2000 compliance problems with either its internal systems or outside providers.

LIQUIDITY AND CAPITAL RESOURCES.
-------------------------------------------------------

                  As of December 31, 2001 the Registrant's working capital decreased by approximately $67,342, creating a negative balance of ($228,414). Working capital at the end of fiscal year 2000 was lower by $104,263 compared to the working capital at the end of fiscal year 1999.

                  The Registrant's balance sheet at December 31, 2001 reflects a receivable from its parent company, Data Probe, Inc., which represents a significant portion of its current assets and therefore its working capital. The collectability of this receivable is uncertain.

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


                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Datatab, Inc.:

We have audited the accompanying consolidated balance sheet of Datatab, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, retained earnings (deficit) and cash flows for each of the years in the three-years period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datatab, Inc. and subsidiaries at December 31, 2001, and 2000, and result of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with generally accepted accounting principles.

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


/S/ GHASSEMI, PHOEL & CO.
-------------------------
Certified Public Accountants

Lynbrook, New York
February 28, 2002

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                              DECEMBER 31,
                                                           2001           2000
                                                         ---------     ---------
Current Assets:

         Cash ......................................      $  9,483      $    986
         Accounts Receivable .......................        19,718        13,050
         Receivable from Data Probe, Inc. ..........        64,801       105,161
         Inventories of work
           in process and supplies .................         1,100         1,175
         Miscellaneous receivables .................            50          --
                                                          --------      --------

Total Current Assets ...............................      $ 95,152      $120,372

Furniture, fixtures, equipment
         and improvements (at cost, less
         accumulated depreciation
         of $ 126,446 in 2001
         and $125,890 in 2000) .....................           234           790
Other assets .......................................           140           170
                                                          --------      --------
                                                          $ 95,526      $121,332
                                                          ========      ========

(CONTINUED)

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   LIABILITIES

                                                                            DECEMBER 31,
                                                                       2001            2000
                                                                   ------------    ------------
Current Liabilities:

         Accounts Payable .......................................   $    25,278    $    26,510
         Accrued expenses and taxes .............................       153,288        109,934
         Customer advances ......................................       145,000        145,000
                                                                    -----------    -----------
Total Current Liabilities .......................................       323,566        281,444

Other liabilities ...............................................        10,600         10,600
                                                                    -----------    -----------
                                                                    $   334,166    $   292,044
                                                                    -----------    -----------

                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
         shares, par value $1 a share;
         none issued ............................................          --             --

Common shares - authorized 2,000,000
         Shares, par value $1 a share;
         issued 788,955 shares (including
         shares held in treasury) ...............................       788,955        788,955

Additional paid-in capital ......................................     2,490,471      2,490,471

Deficit .........................................................    (3,386,609)    (3,318,681)
                                                                    -----------    -----------
                                                                       (107,183)       (39,255)

Less cost of 83,119 common shares
         held in treasury .......................................       131,457        131,457
                                                                    -----------    -----------
                                                                       (238,640)      (170,712)
                                                                    -----------    -----------
                                                                    $    95,526    $   121,332
                                                                    ===========    ===========

           The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                   YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                              2001        2000           1999
                                              -----       -----          -----
Sales ...................................   $ 357,204    $ 432,869    $ 383,047
Cost of sales ...........................     342,620      440,676      388,440
                                            ---------    ---------    ---------

Gross profit ............................      14,584     (7,,807)     (5,,393)

Selling and administrative
         expenses .......................      93,098      119,927      128,704
                                            ---------    ---------    ---------

Loss from operations ....................     (78,514)    (127,734)    (134,097)

Interest income, net of
         related expenses ...............      10,586       22,241       20,622

Gain on sale of marketable securities ...        --          2,079         --
                                            ---------    ---------    ---------

Net income (loss) .......................   $ (67,928)   $(103,414)   $(113,475)
                                            =========    =========    =========

Income (loss) per share .................   $    (.10)   $    (.15)   $    (.16)
                                            =========    =========    =========

Weighted average number of
         shares outstanding .............     705,836      705,836      705,836
                                            =========    =========    =========


           The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT)

                                                 YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                       2001             2000            1999
                                      ------           ------          ------

 (Deficit) - January 1 ......     $(3,318,681)     $(3,215,267)     $(3,101,792)
Net income (loss)
         for the year .......         (67,928)        (103,414)        (113,475)
                                  -----------      -----------      -----------
(Deficit) - December 31 .....     $(3,386,609)     $(3,318,681)     $(3,215,267)
                                  ===========      ===========      ===========


           The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------

                                               2001         2000        1999
                                              ------        ------      ------
Cash flows provided by (used in)
  operating activities:
         Cash received from
           customers ....................   $ 350,536    $ 368,575    $ 598,011
         Cash paid to suppliers
           and employees ................    (392,985)    (569,546)    (528,468)
         Interest received,
           net ..........................      10,586       22,241       20,622
                                            ---------    ---------    ---------
Net cash provided by
  (used in) operating
  activities ............................     (31,863)    (178,730)      90,165
                                            ---------    ---------    ---------
Cash flows provided by (used in)
   investing activities:
      Proceeds of sale of marketable
         Securities, net ................        --          2,079         --
      Advances from (to)
          an affiliate ..................      40,360       87,622      (11,221)
                                            ---------    ---------    ---------
Net cash provided by (used in)
  investing activities ..................      40,360       89,701      (11,221)
                                            ---------    ---------    ---------
Net (decrease) increase in cash .........       8,497      (89,029)      78,944

Cash at beginning of period .............         986       90,015       11,071
                                            ---------    ---------    ---------

Cash at end of period ...................   $   9,483    $     986    $  90,015
                                            =========    =========    =========

(CONTINUED)

                              DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                 2001        2000         1999
                                                 -----       ------       ------
Reconciliation of net income
    to net cash provided by
    operating activities:
Net income (loss) ..........................   $ (67,928)   $(103,414)   $(113,475)

Adjustments to reconcile net
   loss to net cash
   provided by operating
   activities:

                  Depreciation and
                   amortization ............         556          654        1,435
                  Gain on sale of marketable
                   Securities ..............        --         (2,079)        --
                  Decrease (increase)
                   in accounts
                   receivable ..............      (6,668)      33,806      (28,251)
                  Decrease (increase)
                   in inventories ..........          75         (125)         115
                  Decrease (increase)
                   in prepaid expenses
                   and other assets ........         (20)         497          (40)
                 (Decrease) increase
                   in accounts
                   payable .................      (1,232)      (5,760)       1,121
                  (Decrease) increase
                   in accrued expenses,
                   taxes and other
                   liabilities .............      43,354     (102,309)     229,260
                                               ---------    ---------    ---------
Net cash provided by (used in)
         operating activities ..............   $ (31,863)   $(178,730)   $  90,165
                                               =========    =========    =========




           The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

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

                                DECEMBER 31, 2001

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

RECEIVABLE FROM DATA PROBE, INC.:
----------------------------------

Data Probe, Inc., the majority stockholder, is indebted to the Company for advances made. For the year ended December 31, 2001 and 2000 total interest earned on the advances amounted to $10,586 and $21,589 respectively.

INVENTORIES:
------------

      Inventories are summarized as follows:

                                                     DECEMBER 31,
                                                --------------------
                                                 2001         2000
                                                 -----        -----

           Work in process                      $ 1,100       $ 1,175
                                                =======       =======

(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

FURNITURE, FIXTURES, EQUIPMENT AND IMPROVEMENTS:
------------------------------------------------

         Furniture, fixtures, equipment and improvements comprise the following:

                                                  COST AND BOOK VALUE
                                                      DECEMBER 31,
                                              -----------------------------
                                                                     ESTIMATED
                                                                       USEFUL
                                          2001        2000             LIVES
                                         ------       -----           -------
        Computer data
          processing
          equipment ...................$118,033      $118,033      7 to 10 years
        Furniture,
          fixtures and
          improvements ................   8,647         8,647      5 to 10 years
                                       --------      --------      -------------
                                        126,680       126,680

        Less accumulated
          Depreciation ................ 126,446       125,890
                                       --------      --------
             Net ......................$    234      $    790
                                        ========     ========

INCOME TAXES:
------------

         At December 31, 2001, the Company has available net operating loss Carry-forwards in excess of $1,326,000, of which $199,000 expires in 2002,
 $120,000 in 2003, $87,000 in 2004, $ 94,000 in 2005, $84,000 in 2006,
$99,000 in 2007 and the balance in 2008 and thereafter.

         The Company has provided a valuation allowance in its entirety to offset potential benefit derived with the utilization of the net operating loss carry-forwards and tax credits available.

         The consolidated federal income tax returns of the Company and its subsidiaries have been examined by the Treasury Department through 1977.

(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

TRANSACTIONS WITH RELATED PARTIES:
----------------------------------

         Data Probe, Inc. charged the Company for the following:

                                      TOTAL            SERVICES           RENT
                                      -----           ---------         --------
             2001  .................. $346,407         $278,260         $ 68,147
             2000  ..................  284,151          212,306           71,845
             1999  ..................  237,574          168,887           68,687

         In addition, the Company charged Data Probe, Inc. for the following:

                             TOTAL          SERVICES     INTEREST        SALES
                           --------       ----------    ---------       --------
        2001  .............$270,251       $206,500       $ 10,586       $ 53,165
        2000  ............. 185,764        120,000         21,589         44,175
        1999  ............. 218,569        135,000         19,988         63,581

COMMITMENTS:
------------
         As of January 1, 1997, Data Probe, Inc. acquired a lease for new office space, and the Company will be renting its offices from them on a month to month basis.

GOING CONCERN:
--------------

         As reflected in the accompanying financial statements, the Company incurred net operating losses of $67,928 and $103,414 for each of the two years ended December 31, 2001 and 2000. Adverse economic conditions have limited the ability of the Company to market its services at amounts sufficient to recover operating and administrative cost. Continued losses have exhausted the remaining net working capital. Because of the conditions surrounding the Company and its inability to generate profit, there is doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM #9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
--------    ------------------------------------------------------

Not applicable.

                                             Part III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  (a), (b)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE
                                OFFICERS.
                                                           DIRECTOR     OFFICER
 NAME                   AGE        POSITION                  SINCE        SINCE
 ----                  -----     ---------------          ----------------------

Yitzhak N. Bachana       69      President, Treasurer,          1983      1983
                                     and Director

James R. Sheridan        56      Executive Vice President,      1983      1983
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

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
       (A)                      (B)     (C)          (D)        (E)
--------------------------------------------------------------------------------
NAME AND PRINCIPAL                                             OTHER
POSITION                       YEAR    SALARY       BONUS    COMPENSATION
------------------            --------------------------------------------------
Yitzhak N. Bachana -
   President ..............   2001   $50,769         --        $65,577(1)
                              2000    52,885         --        $61,346(2)
                              1999    55,000         --         62,305(3)

James R. Sheridan .........   2001   $48,500         --        $32,695(4)
James R. Sheridan .........   2000   $48,500         --        $32,695(5)
   Executive Vice President   1999    58,500         --         32,695(6)

-------
(1)  Represents earned but unpaid salary as of December 31, 2001.
(2)  Represents earned but unpaid salary as of December 31, 2000.
(3) Does not include earned but unpaid salary of $48,654 as of December 31, 1998.
(4)  Represents earned but unpaid commission as of December 31, 2001.
(6)  Represents earned but unpaid commission as of December 31, 2000.
(7) Does not include earned but unpaid commission of $37,362 as of December 31, 1999.


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

                                                             AMOUNT OF
NAME AND ADDRESS OF            BENEFICIAL                      PERCENT
BENEFICIAL OWNER               OWNERSHIP                      OF CLASS
-------------------         -----------------              ---------------
Data Probe
Acquisition Corp.             517,959(1)(2)                    73.38
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

                                     III - 3

                  (b)   SECURITY OWNERSHIP OF MANAGEMENT.

                  The following chart sets forth the number of the Registrant's common shares, $1.00 par value, beneficially owned by all of the directors of the Registrant and by the directors and officers of the Registrant as a group at March 20, 2001:

NAME OF                          AMOUNT OF
BENEFICIAL                      BENEFICIAL                       PERCENT
OWNER                          OWNERSHIP (1)                     OF CLASS
--------------               ---------------                   ------------

Yitzhak N. Bachana                  0 (2)                           0

James R. Sheridan                   0                               0

Officers and Directors
 as a Group
(2 PERSONS)                         0 (2)                           0
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



                                     III - 4

                  From time to time the Registrant and Data Probe, Inc. hire each other's employees for specific projects. For the fiscal year ended December 31, 2000, the Registrant incurred expenses of $278,260 with respect to these transactions. The Registrant was charged $68,147 for rent pursuant to an allocation arrangement. The Registrant charged Data Probe, Inc. $206,500 for sales and services and $10,586 for interest in 2001.

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


                                     III - 5

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM
               8-K.

                                                                         PAGE
                                                                        -------
            (a)      1.       FINANCIAL STATEMENTS

                     Included in Part II of this report:

                     Selected Financial Data at
                      December 31, 2001, 2000, 1999,
                      1998, 1997                                         II-2

                     Report of Independent Certified
                      Public Accountants                                 II-5

                     Consolidated Balance Sheets at
                      December 31, 2001 and 2000                         II-7

                     Consolidated Statements of Operations
                      for the years ended December 31,
                      2001, 2000, and 1999                               II-8

                     Consolidated Statements of Retained
                      Earnings (Deficit) for the years
                      ended December 31, 2001, 2000,
                      and 1999                                           II-9

                     Consolidated Statements of Cash
                      Flows for the years ended December 31,
                      2001, 2000, and 1999                               II-10

                     Notes to Consolidated Financial
                     Statements                                          II-12

                     2.   Financial Statements Schedules
                              Included in Part IV of this report:

                     Accountant's report on financial
                     statement schedules                                 IV-4

                     Schedule V-Equipment and
                     Improvements for the years ended
                     December 31, 2001, 2000, and 1999                   IV-5

                     Schedule VI-Depreciation and
                     Amortization of Equipment and
                     Improvements for the years ended
                     December 31, 2001, 2000, and 1999                   IV-6

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

                                  DATATAB, INC.

Dated:  March 27, 2002                By:  /S/ YITZHAK N. BACHANA
                                           ----------------------
                                           Yitzhak N. Bachana,
                                            President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  March 27, 2002                 /S/ YITZHAK N. BACHANA
                                       ----------------------
                                           Yitzhak N. Bachana, President,
                                           Treasurer, Principal Executive
                                           Officer, Principal Financial
                                           Officer, Director

Dated:  March 27, 2002                 /S/ JAMES R. SHERIDAN
                                       ---------------------
                                            James R. Sheridan, Executive Vice
                                            President, Director