Form 10-Q
period 2002-03-31
DATATAB INC
filed 2002-05-14
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


+---+
| x |    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+---+    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period MARCH 31, 2002

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


        COMMON SHARES $1.00 PAR VALUE - 705,836 SHARES OUTSTANDING AS OF
              May 15, 2002 (EXCLUSIVE OF 83,119 SHARES IN TREASURY)

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                          MARCH 31  DECEMBER 31,
                                                          --------  ------------
                                                              2002       2001
                                                          --------  ------------
                                                         (UNAUDITED)

Current assets:
         Cash ............................................   $  7,388   $  9,483
         Accounts receivable .............................      4,375     19,718
         Receivable from Data Probe, Inc. ................     14,767     64,801
         Inventories of work in process ..................      1,100      1,100
         Miscelaneous receivables ........................        -           50
                                                             --------   --------
                           Total current assets ..........     27,630    95,152


         Furniture, fixtures, equipment and
                  improvements (at cost, less
                  accumulated depreciation of
                  $126,047 in 2002 and $126,029
                  in 2001)  ..............................        216        234
         Other assets ....................................        140        140
                                                             --------   --------
                           Total .........................   $ 27,986   $ 95,526
                                                             ========   ========

(Continued)


                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET



                                   LIABILITIES


                                                      MARCH 31,     DECEMBER 31,
                                                      ---------     ------------
                                                         2002            2001
                                                      ---------     ------------
                                                     (UNAUDITED)

Current liabilities:
         Accounts payable ........................   $    18,970    $    25,278
         Accrued expenses and taxes ..............       165,899        153,288
         Customer advances .......................       145,000        145,000
                                                     -----------    -----------
              Total current liabilities ..........       329,869        323,566

Other liabilities ................................        10,600         10,600
                                                     -----------    -----------
              Total liabilities ..................       340,469        334,166
                                                     -----------    -----------


                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
          shares, par value $1 a share;
          none issued ............................          --             --

Common shares - authorized 2,000,000
         shares, par value $1 a share;
         issued 788,955 (including
         shares held in treasury) ................       788,955        788,955

Additional paid in capital .......................     2,490,471      2,490,471

Deficit ..........................................    (3,460,452)    (3,386,609)
                                                     -----------    -----------
                                                        (181,026)      (107,183)
Less cost of 83,119 common shares
         held in treasury ........................       131,457        131,457
                                                     -----------    -----------
           Total Shareholders' Equity ............      (312,483)      (238,640)
                                                     -----------    -----------
TOTAL ............................................   $    27,986    $    95,526
                                                     ===========    ===========


                 See accompanying notes to financial statements






                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                (NOTES A AND B)
                                  (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                       -------------------------
                                                           2002           2001
                                                       ---------      ---------

Sales ............................................    $   38,041      $ 160,620
Cost of sales ....................................        85,424         90,684
                                                       ---------      ---------
Gross (Loss)/Profit ..............................       (47,383)        69,936

Selling and administrative
     expenses ....................................        36,402         37,495
                                                       ---------      ---------
(Loss) Profit from operations ....................       (83,785)        32,440

Interest income ..................................           989          2,238
Payment received due to business interruption ....         8,953           --
                                                       ---------      ---------
(Loss) Profit before
     provision for income taxes ..................       (73,843)        34,678

Income tax provision .............................          --             --
                                                       ---------      ---------
Net (Loss) profit ................................     $ (73,843)     $  34,678
                                                       =========      =========

Profit/(Loss) per share...........................     $    (.10)     $     .05
                                                       =========      =========
Weighted average number
     of shares outstanding .......................       705,836        705,836
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

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenue for the three months period ended March 31, 2002 decreased 76% to $38,041 as compared to $160,620 for the corresponding period of 2001. The decrease in revenue during the first quarter of the current fiscal year was the result of a decrease in volume received from the Registrant's existing clients due to a general slow down in the market research industry. The September 11 terrorist attack in New York was the dominant catalyst and contributor to this slow down.

         Cost of sales in the three month period ended March 31, 2002 decreased only by $5,260 or 6%. Most of the costs during the first quarter were due to labor costs which was maintained to meet anticipated demand for market research services. In past years demand for market research services was always higher in the first quarter of a calendar year. This year it did not materialize.

         Selling and Administrative (S&A) expenses were also maintained at previous year's level.

         Interest revenue was lower for the three month period ending March 31, 2002 when compared to the similar period of 2001. The majority of the interest income currently being recognized is from Data Probe, Inc. and it's receivable to the Registrant. (See NOTE F of "Notes to Form 10-Q" contained in this report for additional information)

         The Registrant had a loss of ($73,843), or ($.10) per share, during the three months period ending March 31, 2002 as compared to a profit of $34,678, or $.05 per share, in the similar period of 2001.


 (Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CAPITAL EXPENDITURES.

         The Registrant did not incur any capital expenditure in the first three months of 2002.


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


LIQUIDITY AND CAPITAL RESOURCES.

         Working capital decreased by $73,825 in the first three months of 2002 from a deficit of $228,414 at December 31, 2001 to a deficit of $302,239 at March 31, 2002.

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



                         DATATAB, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT
                                   CASH FLOWS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                             2002        2001
                                                          ---------   ---------
Cash flows provided (used) from
     operating activities:

Net Income/(Loss) ..................................     $(73,843)     $ 34,678

Adjustments to reconcile net (loss) to
     net cash provided by operating activities:

  Depreciation and amortization ....................           18           139
  Decrease/(Increase) in accounts receivable .......       15,343       (23,074)
  Decrease/(Increase) in prepaid expenses and
      other assets .................................           50           400
  (Decrease)/Increase in accounts payable ..........       (6,308)       14,079
  Increase/(Decrease) in accrued expenses
      and taxes ....................................       12,611        (2,890)
                                                         --------      --------
Net cash flow (used by) provided from
     operating activities ..........................      (52,129)       23,332
                                                         --------      --------
Cash flows provided (used) by
     investing activities:
  Payments from (to) an affiliate ..................       50,034       (21,766)
                                                         --------      --------
     Net cash flow provided (used) by
            investing activities ...................       50,034       (21,766)
                                                         --------      --------
Net (Decrease)/increase in cash ....................       (2,095)        1,566

Cash at beginning of period ........................        9,483           986
                                                         --------      --------
Cash at end of period ..............................     $  7,388      $  2,552
                                                         ========      ========


            The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                               NOTES TO FORM 10-Q
                                   (UNAUDITED)

(NOTE A):
          The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Registrant's annual 10K report to the SEC for the year ended December 31, 2001; the condensed financial data included herein should be read in conjunction with that report.

(NOTE B):
          (1) In management's opinion, all necessary adjustments have been made in order to present fairly the consolidated results of operations for the interim periods.

          (2) The results of operations for the interim period ending March 31, 2002 are not necessarily indicative of the results of operations for the year ending December 31, 2002.

(NOTE C):
         Profit and loss per share is based on the average number of shares of common stock outstanding during each period after deducting treasury shares and taking into consideration the dilutive effect of outstanding stock options when applicable.

(NOTE D):
         At December 31, 2001, for financial accounting and income tax purposes, the Registrant has available net operating loss carryforwards in excess of $1,326,000, of which $199,000 expires in 2002, 120,000 in 2003, $87,000 in 2004,
$94,000 in 2005, $84,000 in 2006, $99,000 in 2007, and the balance in 2008 and thereafter.


(NOTE E):
          Inventories are summarized as follows:

                                              March 31, 2002   December 31, 2001
                                              --------------   -----------------
Work in process ......................            $1,100            $1,100
                                              ==============   =================

(NOTE F:)
          Data Probe, Inc., the majority stockholder, is indebted to the Registrant for advances made. At March 31, 2002 that indebtedness was $14,767 and was evidenced by a demand note bearing interest at 2% above the prime rate.

          For the three months ended March 31, 2002, Data Probe, Inc. charged the Registrant $45,835 for services rendered and $16,939 in rent related expenses. In addition, the Registrant charged Data Probe, Inc. in the same three month period $989 for interest and $15,578 for services rendered.


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


                                         DATATAB, INC.

Dated:  May 15, 2002                     By:  /S/ YITZHAK N. BACHANA
                                         ---------------------------
                                         Yitzhak N. Bachana,
                                         President



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:  May 15, 2002                     /S/ YITZHAK N. BACHANA
                                         ----------------------
                                             Yitzhak N. Bachana, President,
                                             Treasurer, Principal Executive
                                             Officer, Principal Financial
                                             Officer, Director