Form 10-Q
period 2002-06-30
DATATAB INC
filed 2002-08-14
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


+---+
| x |    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+---+    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period JUNE 30, 2002
                         -------------

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

        COMMON SHARES $1.00 PAR VALUE - 705,836 SHARES OUTSTANDING AS OF
              June 30, 2002 (EXCLUSIVE OF 83,119 SHARES IN TREASURY)


                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                              JUNE 30  DECEMBER 31,
                                                             --------  ------------
                                                                 2002        2001
                                                             --------  ------------
                                                           (UNAUDITED)

Current assets:
         Cash ............................................   $ 13,521    $  9,483
         Accounts receivable .............................      8,637      19,718
         Receivable from Data Probe, Inc. ................     11,435      64,801
         Inventories of work in process ..................      1,100       1,100
         Prepaid expenses and other current
                  assets .................................        464          50
                                                             --------    --------
                           Total current assets ..........     35,157      95,152


         Furniture, fixtures, equipment and
                  improvements (at cost, less
                  accumulated depreciation of
                  $126,168 in 2001 and $125,563
                  in 2000)  ..............................        199         234
         Other assets ....................................        140         140
                                                             --------    --------
                           Total .........................   $ 35,496    $ 95,526
                                                             ========    ========

(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                   LIABILITIES

                                                          JUNE 30,     DECEMBER 31,
                                                         ---------     ------------
                                                            2002            2001
                                                         ---------     ------------
                                                        (UNAUDITED)

Current liabilities:
         Accounts payable ........................     $    11,694    $    25,278
         Accrued expenses and taxes ..............         180,187        153,288
         Customer advances .......................         145,000        145,000
                                                       -----------    -----------
              Total current liabilities ..........         336,881        323,566

Other liabilities ................................          10,600         10,600
                                                       -----------    -----------
              Total liabilities ..................         347,481        334,166
                                                       -----------    -----------


                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
          shares, par value $1 a share;
          none issued ............................            --             --

Common   shares - authorized 2,000,000 shares, par value $1 a share; issued
         788,955 (including
         shares held in treasury) ................         788,955        788,955

Additional paid in capital .......................       2,490,471      2,490,471

Deficit ..........................................      (3,459,954)    (3,386,609)
                                                       -----------    -----------
                                                          (180,528)      (107,183)
Less cost of 83,119 common shares
         held in treasury ........................         131,457        131,457
                                                       -----------    -----------
           Total Shareholders' Equity ............        (311,985)      (238,640)
                                                       -----------    -----------
TOTAL ............................................     $    35,496    $    95,526
                                                       ===========    ===========


                 See accompanying notes to financial statements


                                                               DATATAB, INC. AND SUBSIDIARIES

                                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                                                       (NOTES A AND B)
                                                                         (UNAUDITED)


                                                                      Six Months Ended
                                                                           JUNE 30,
                                                                 ---------------------------
                                                                     2002                2001
                                                                 ------------         ----------

Sales . . . . . . . . . . . . . . . . . . .                   $   143,795             $  386,830
Cost of sales . . . . . . . . . . . . . . .                       153,967                318,514
                                                              ------------            ----------
Gross profit. . . . . . . . . . . . . . . .                       (10,172)                68,316

Selling and administrative
           expenses . . . . . . . . . . . . . . .                  74,382                 86,695
                                                              ------------            ----------
(Loss) from operations. . . . . . . . . . .                       (84,554)               (18,379)

Interest income . . . . . . . . . . . . . .                         1,808                  7,417
Miscellaneous Income  . . . . . . . . . . .                         9,401                   --
                                                                ------------            ---------
(Loss) before provision
           for income taxes  . . . . . . . . . .               $  (73,345)             $ (10,962)

Income tax provision. . . . . . . . . . . .                           --                   --
                                                               ------------            ----------
Net(Loss)                . . . . . . . . . . .                  $ (73,345)             $ (10,962)
                                                               ============            ==========

(Loss) Profit per share . . . . . . . . . .                    $     (.10)             $    (.02)
                                                               ============            ===========
Weighted average number
           of shares outstanding. . . . . . . . .                 705,836                705,836
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

                          ----------------------------



                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            JUNE 30,
                                                                   ---------------------------
                                                                        2002           2001
                                                                   ------------    ----------

Sales . . . . . . . . . . . . . . . . . . .                   $   105,754               $  226,210
Cost of sales . . . . . . . . . . . . . . .                        68,544                  227,830
                                                               ----------               ----------
Gross profit. . . . . . . . . . . . . . . .                        37,210                   (1,620)

Selling and administrative
           expenses . . . . . . . . . . . . . . .                  37,981                   49,200
                                                               ----------               ----------
(Loss) from operations   . . . . . . . . . .                       (  771)                 (50,820)

Interest income  . . . . . . . . . . . . . .                          819                    5,180
Miscellaneous Income   . . . . . . . . . . .                          448                      --
                                                               ----------                ----------
Profit (loss) before
           provision for income taxes . . . . . .             $       496             $    (45,640)

Income tax provision . . . . . . . . . . . .                          --                        --
                                                              ----------                -----------
Net profit (Loss)  . . . . . . . . . . . . .                  $       496               $  (45,640)
                                                              ===========               ==========

Profit (Loss) per share  . . . . . . . . . .                  $       .00             $       (.06)
                                                              ===========               ==========
Weighted average number
           of shares outstanding. . . . . . . . .                 705,836                  705,836
                                                              ===========               ==========

Dividends per share . . . . . . . . . . . .                       NONE                    NONE
                                                              ==========               ===========




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



                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

           RESULTS OF OPERATIONS

                     Revenue for the six months period ended June 30, 2002 decreased by 63.0% to $143,795 as compared to $386,830 for the corresponding period of 2001. Revenue for the three months period ended June 30, 2002 decreased 53.0% to $105,754 as compared to $226,210 for the corresponding period of 2001. The large decrease in revenue during the first six month of the fiscal year was due to a general slow down in the United States economy which led to drastic reduction in market research activities.

                     There was a decrease of $164,547 in Cost of Sales during the first six months of the current fiscal year. Most of this decrease occurred during the second quarter. The large reduction in Cost of Sales during the second quarter was mainly due to a major cut back in labor costs. The increase in cost of sales during the initial six months of the previous fiscal year was due to cost overruns associated with a large project received from a new client. Overall, there was a marginal increase of $6,556 in the Cost of Sales during the first six months of that fiscal year.

                     Selling and Administrative expenses were lower by $11,913, or 14%, during the six months period ending June 30, 2002 as compared to the similar period of 2001. This decrease was mainly due to the cut back in labor costs during the second quarter.

                     Interest revenue was lower during the six months period ending June 30, 2002 when compared to the similar period of 2001. The majority of the interest income currently being recognized is from Data Probe, Inc. due to Registrant's accounts receivable from Data Probe, Inc. (See NOTE F of "Notes to Form 10-Q" contained in this report for additional information). During the second quarter of fiscal year 2001 the Registrant took advantage of an increase in the value of an investment. The liquidation of that investment resulted in a gain of $2,079.

                     The Registrant had a loss of ($73,345), or ($.10), during the six months period ending June 30, 2002 as compared to a loss of ($10,962) in the similar period of 2001. During the three months period ending June 30, 2002 the Registrant had a profit of $496 as compared to a loss of ($45,640) for the same period of fiscal year 2001.



           (Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


      CAPITAL EXPENDITURES

           The Registrant did not incur any capital expenditures in the first six months of 2002 and does not anticipate adding any material capital assets for the balance of fiscal year 2002.

      LIQUIDITY AND CAPITAL RESOURCES.

           Working capital decreased by $73,310 in the first six months of 2002, from a deficit of ($228,414) at December 31, 2001 to a deficit of ($301,724) at June 30, 2002 .

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



                         DATATAB, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT
                                   CASH FLOWS
                                 (NOTES A AND B)
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                        ----------------------
                                                                           2002       2001
                                                                        ----------------------
Cash flows (used) provided from operating activities:

Net (loss) . . . . . . . . . . . . . . . . . . .                        $(73,345)   $(10,962)

Adjustments to reconcile net (loss) to net cash provided by operating activities:

  Depreciation and amortization  . . . . . . . . . .                          35         278
  Decrease (Increase) in accounts receivable . . . .                      11,081      (8,618)
  (Increase)Decrease in prepaid expenses and
           other assets . . . . . . . . . . . . . . .                       (414)       (102)
  (Decrease)Increase in accounts payable . . . . . .                     (13,584)     21,127
  Increase (Decrease) in accrued expenses
           and taxes  . . . . . . . . . . . . . . . .                     26,899      14,328
                                                                       ---------    --------
Net cash flow provided from (used in)
     Operating activities  . . . . . . . . . . .                        $(49,328)   $ 16,051
                                                                       ---------    --------

Cash flows (used) provided by investing activities:
  Payments (to) from an affiliate  . . . . . . .                          53,366     (11,453)
                                                                       ---------    --------
Net cash flow provided (used) by
              investing activities  . . . . . . . . .                     53,366     (11,453)
                                                                       ---------    --------
Cash flows provided by financing activities:
           Decrease in other assets . . . . . . . .                        --       --
                                                                       ---------    --------
           Net cash flow provided
        by financing activities  . . . . . . . .                            --          --
                                                                       ---------    --------
Net increase (Decrease) in cash  . . . . . . . .                        $  4,038       4,598

Cash at beginning of period  . . . . . . . . . .                           9,483         986
                                                                       ---------    --------
Cash at end of period  . . . . . . . . . . . . .                       $ 13,521   $    5,584
                                                                       ========    =========



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

          (2) The results of operations for the interim period ending June 30, 2002 are not necessarily indicative of the results of operations for the year ending December 31, 2002.

(NOTE C):

          Profit and loss per share is based on the average number of shares of common stock outstanding during each period after deducting treasury shares and taking into consideration the dilutive effect of outstanding stock options when applicable.

(NOTE D):

          At December 31, 2001, for financial accounting and income tax purposes, the Registrant had $1,326,000 of net operating loss carry forwards. $199,000 will expire in 2002, $120,000 in 2003, $87,000 in 2004, $ 94,000 in
2005, $84,000 in 2006, $99,000 in 2007 and the balance in 2008 and thereafter.

(NOTE E):

          Inventories are summarized as follows:

                                June 30, 2002     December 31, 2001
                                ---------------   -----------------
Work in process . . . . . . .      $  1,100          $     1,175
                                ===============   =================

(NOTE F:)

          Data Probe, Inc., the majority stockholder, is indebted to the Registrant for advances made. At June 30, 2002 that indebtedness was $11,435 and was evidenced by a demand note bearing interest at 2% above the prime rate.

          For the six months ended June 30, 2002, Data Probe, Inc. charged the Registrant $86,052 for services rendered and $34,087 in rent related expenses. In addition, the Registrant charged Data Probe, Inc. in the same six months period, $10,586 for interest, and $109,644 for services rendered.




                                     PART II

Item 1. Legal Proceedings.

                     NONE

                                   SIGNATURES




          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DATATAB, INC.

Dated:  August 14, 2002                   By:  /S/ YITZHAK N. BACHANA
                                               ----------------------------
                                               Yitzhak N. Bachana,
                                               President


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:  August 14, 2002                   /S/ YITZHAK N. BACHANA
                                          ---------------------------------
                                          Yitzhak N. Bachana, President,
                                          Treasurer, Principal Executive
                                          Officer, Principal Financial
                                          Officer, Director




                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DATATAB, INC.

Dated:  August 14, 2002                   By:
                                               ----------------------------
                                                 Yitzhak N. Bachana,
                                                 President



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:  August 14, 2002
                               ---------------------------------
                                Yitzhak N. Bachana, President,
                                Treasurer, Principal Executive
                                Officer, Principal Financial
                                Officer, Director