Form 10-Q
period 2002-09-30
DATATAB INC
filed 2002-11-14
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

+---+
_ x _      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+---+      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period SEPTEMBER 30, 2002
                         ------------------

OR
+---+      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
_   _      OF THE SECURITIES EXCHANGE ACT OF 1934
+---+
For the transition period from         to

                           Commission file no. 0-3677
                                               ------


                             DATATAB, INC.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     NEW YORK                                         13-1917838
----------------------------------     -----------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


49 EAST 21ST STREET, NEW YORK, NEW YORK                              10010
-----------------------------------------------------        -------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:  (212) 228-6800
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

        COMMON SHARES $1.00 PAR VALUE - 705,836 SHARES OUTSTANDING AS OF
           November 14, 2002 (EXCLUSIVE OF 83,119 SHARES IN TREASURY)




                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET



                                     ASSETS



                                                         SEPTEMBER 30, DECEMBER 31,
                                                         ------------- ------------
                                                               2002         2001
                                                         ------------- ------------
                                                          (UNAUDITED)

Current assets:
           Cash ...........................................   $    961    $  9,483
           Accounts receivable ............................      5,093      19,718
           Receivable from Data Probe, Inc. ...............    (21,528)     64,801
           Inventories of work in process .................      1,100       1,100
           Prepaid expenses and other current
                     assets ...............................        495          50
                                                              --------    --------
                               Total current assets .......    (13,879)     95,152



Furniture, fixtures, equipment and
           improvements (at cost, less
           accumulated depreciation of
           $126,494 in 2002 and $126,307
           in 2001)  ......................................        187         234
Other assets ..............................................        140         140
                                                              --------    --------
                               Total ......................   $(13,552)   $ 95,526
                                                              ========    ========





(Continued)




                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   LIABILITIES

                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                 -------------  ------------
                                                                       2002         2001
                                                                 -------------  ------------
                                                                  (UNAUDITED)
Current liabilities:
           Accounts payable ..................................   $    12,650    $    25,278
           Accrued expenses and taxes ........................       146,816        153,288
           Customer advances .................................       145,000        145,000
                                                                 -----------    -----------
                               Total current liabilities .....       304,466        323,566

Other liabilities ............................................        10,600         10,600
                                                                 -----------    -----------
                     Total liabilities .......................       315,066        334,166
                                                                 -----------    -----------

                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
           shares, par value $1 a share;
           none issued .......................................          --             --

Common shares - authorized 2,000,000 shares,
           par value $1 a share; issued 788,955 (including
           shares held in treasury) ..........................       788,955        788,955

Additional paid in capital ...................................     2,490,471      2,490,471

Deficit ......................................................    (3,476,587)    (3,386,609)
                                                                 -----------    -----------
                                                                    (197,161)       107,183)
Less cost of 83,119 common shares
           held in treasury ..................................       131,457        131,457
                                                                 -----------    -----------
                     Total Shareholders' Equity ..............      (328,618)      (238,640)
                                                                 -----------    -----------
TOTAL .....................................                      $   (13,552)   $    95,526
                                                                 ===========    ===========

                 See accompanying notes to financial statements






                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                                                                       Nine Months Ended
                                                                                                     SEPTEMBER 30,
                                                                                             ----------------------------
                                                                                                  2002                 2001 .
                                                                                             -------------        ---------------

Sales ...........................................   $ 195,963    $ 500,290
Cost of sales ...................................     183,904      461,516
                                                    ---------    ---------
Gross profit ....................................      12,059       38,774

Selling and administrative
           expenses .............................     113,325      125,960
                                                    ---------    ---------
(Loss) from operations ..........................    (101,266)     (87,186)

Interest income .................................       1,886        9,978
Miscellaneous income ............................       9,402         --
                                                    ---------    ---------
(Loss) before
           provision for income taxes ...........   $ (89,978)   $ (77,208)

Income tax provision ............................        --           --
                                                    ---------    ---------
Net (Loss) ......................................   $ (89,978)   $ (77,208)
                                                    =========    =========

(Loss) per share ................................   $    (.13)   $    (.11)
                                                    =========    =========
Weighted average number
           of shares outstanding ................     705,836      705,836
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






                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                             Three Months Ended
                                                                SEPTEMBER 30,
                                                        ---------------------------
                                                            2002         2001
                                                        -----------  --------------

Sales ................................................   $  52,168    $ 113,460
Cost of sales ........................................      29,936      143,002
                                                         ---------    ---------
Gross profit. (loss)  ................................      22,232      (29,542)

Selling and administrative
           expenses ..................................      38,943       39,264
                                                         ---------    ---------
(Loss) from operations ...............................     (16,711)     (68,806)

Interest income ......................................          78        2,561
                                                         ---------    ---------
(Loss) before
           provision for income taxes ................   $ (16,633)   $ (66,245)

Income tax provision .................................        --           --
                                                         ---------    ---------
Net (loss) ...........................................   $ (16,633)   $ (66,245)
                                                         =========    =========

(Loss) per share .....................................   $    (.02)   $    (.09)
                                                         =========    =========
Weighted average number
           of shares outstanding .....................     705,836      705,836
                                                         =========    =========

Dividends per share ..................................        NONE         NONE
                                                         =========    =========




                   The attached notes are made a part hereof.
                          ----------------------------


                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           Revenue for the nine months period ended September 30, 2002 decreased by 61% to $195,963 as compared to $500,290 for the corresponding period of 2001. Revenue for the three months period ended September 30, 2002 decreased 54% to $52,168 as compared to $113,460 for the corresponding period of 2001. The decrease in revenue for the nine month and three month periods was due to major cutbacks in the advertising and market research industries following the September 11, 2001 terror attacks. These cutbacks resulted in a severe slow down in demand for market research data processing services. In line with the decrease in revenue the Registrant managed to reduce its costs. Cost of sales during the nine months period ended September 30, 2002 decreased by $277,612 or 60% when compared to the similar period of 2001. During the three months period ended September 2002 the cost of sales decreased by 79% to $29,936 as compared to $143,002 for the corresponding period in 2001. The large decreases in cost of sales during the nine months period and the third quarter of the fiscal year were due to cost reductions that were put into effect due to the decrease in sales volume.

           Selling and Administrative expenses during the nine months period ended September 30, 2002 decreased by $12,635 or 10%.

           Interest income was lower by 81% during the nine months period ended September 30, 2002 when compared to the similar period of 2001. The majority of the interest income being recognized is from Data Probe, Inc. and it's note payable to the Registrant. During the nine months period of the current fiscal year Data Probe has repaid its note payable to the Registrant and also made advances of $21,528 to the Registrant. (See NOTE F of "Notes to Form 10-Q" contained in this report for additional information).

           The Registrant had a loss of $(89,987) during the nine month period ended September 30, 2002 as compared to a loss of $(77,208) in the similar period of 2001. The Registrant also reported a loss of $(16,633) for the three months period ending September 30, 2002 as compared to a loss of $(66,245) for the same period of 2001.

CAPITAL EXPENDITURES.

           The Registrant incurred no capital expenditures during the current fiscal year. The registrant does not anticipate any material capital expenditures during the balance of fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES.

           Working capital decreased by 89,931 in the first nine months of 2002 from a negative balance of ($228,414) at December 31, 2001 to a negative balance of ($318,345) at September 30, 2002.

           There is no assurance that the stream of sales and revenue from the Registrant's clients will continue. If additional profitable revenues cannot be generated the Registrant will once again realize losses, and its ability to continue to operate would be severely affected in the absence of securing some type of supplemental financing, the availability of which there can be no assurance.




                         DATATAB, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT
                                   CASH FLOWS
                                 (NOTES A AND B)
                                   (UNAUDITED)
                                Nine Months Ended
                                                                SEPTEMBER 30,
                                                         -----------------------
                                                            2002       2001
                                                         ----------   ---------
Cash flows from operating activities:

Net (loss) ..............................................$(89,978) $ (77,208)

Adjustments to reconcile net (loss) to net
           cash used in operating activities:

  Depreciation and amortization .........................      47        417
  Decrease in accounts receivable .......................  14,625      4,355
  Increase (Decrease) in prepaid expenses and
           other assets .................................     445       (605)
  (Decrease) Increase in accounts payable ............... (12,628)     3,001
  (Decrease) Increase in accrued expenses
           and taxes ....................................  (6,472)    17,484
   Increase in Miscellaneous Income .....................   9,402       --
                                                         --------   --------
Net cash flow (used in)
     operating activities ...............................$(84,559) $( 52,556)
                                                         --------   --------
Cash flows from investing activities:
  Repayment of receivable from Data Probe, Inc. .........  52,591      52,570
Advances from Data Probe, Inc. ..........................  21,528        --
                                                         --------   --------
Net cash flow provided by
  investing activities ..................................  74,119      52,570
                                                         --------   --------
Net (Decrease) Increase in cash ......................... (10,440)         14

Cash at beginning of period .............................   9,483         986
                                                         --------   --------
Cash at end of period ...................................$    957    $  1,000
                                                         ========   ========


            The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                               NOTES TO FORM 10-Q
                                   (UNAUDITED)

           (NOTE A): The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Registrant's annual 10K report to the SEC for the year ended December 31, 2001. The condensed financial data included herein should be read in conjunction with that report.

(NOTE B):

(1) In management's opinion, all necessary adjustments have been made in order to present fairly the consolidated results of operations for the interim periods.

           (2) The results of operations for the interim period ending September 30, 2002 are not necessarily indicative of the results of operations for the year ending December 31, 2002.

(NOTE C):

           Profit and loss per share is based on the average number of shares of common stock outstanding during each period after deducting treasury shares and taking into consideration the dilutive effect of outstanding stock options when applicable.

(NOTE D):

           At December 31, 2001, the Registrant had available net operating loss carry-forwards in excess of $1,326,000, of which $199,000 expires in 2002, $120,000 in 2003, $87,000 in 2004, $94,000 in 2005, $84,000 in 2006, $99,000 in
2007 and the balance in 2008 and thereafter.

(NOTE E):
                     Inventories are summarized as follows:

                                 September 30, 2002   December 31, 2001
                                 ------------------   -----------------
Work in process                     $     1,100         $     1,175
                                 ==================   =================

(NOTE F:)

           During the fiscal year Data Probe, Inc., the majority stockholder, has paid its debt to the Registrant and also made some advances to it. At September 30, 2002 the Registrant indebtedness to Data Probe was $21,528 and was evidenced by a demand note bearing interest at 2% above the prime rate.

           For the nine months ended September 30, 2002, Data Probe, Inc. charged the Registrant $122,748 for services rendered and 51,962 in rent related expenses. In addition, the Registrant charged Data Probe, Inc. in the same nine months period, $1,886 for interest, and $150,999 for services rendered.

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

                     NONE

ITEM 5. OTHER INFORMATION.

                     NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Company did not file any reports on Form 8-K during The nine months ended September 30, 2002.

                                   SIGNATURES




           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DATATAB, INC.

Dated:  November 14, 2002                 By:  /S/ YITZHAK N. BACHANA
                                               ----------------------------
                                               Yitzhak N. Bachana,
                                               President



           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:  November 14, 2002                 /S/ YITZHAK N. BACHANA
                                          ---------------------------------
                                              Yitzhak N. Bachana, President,
                                              Treasurer, Principal Executive
                                              Officer, Principal Financial
                                              Officer, Director

                                   SIGNATURES




           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DATATAB, INC.

Dated:  November 14, 2002      By:
                                  ----------------------
                                  Yitzhak N. Bachana,
                                  President



           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




Dated:  November 14, 2002
                                ---------------------------------
                                 Yitzhak N. Bachana, President,
                                 Treasurer, Principal Executive
                                 Officer, Principal Financial
                                 Officer, Director