Form 10-K
period 2002-12-31
DATATAB INC
filed 2003-03-31
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
            --------------------------------------------------------

                                    FORM 10-K
-----
| x |             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2002
                          -----------------
OR
-----             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
|   |             OF THE SECURITIES EXCHANGE ACT OF 1934
-----
For the transition period from                       to

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

                     The number of common shares, $1.00 par value, outstanding at March 25, 2003 was 705,836.

                                     PART I

ITEM 1. BUSINESS.
--------------------------

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

3.   DEPENDENCE ON CERTAIN CUSTOMERS
     -------------------------------

           In 2002, there were two clients who accounted for more than 10% of consolidated operating revenues. These clients reflected 51% and 25% of the consolidated operating revenues. Management believes that the loss of any one or a few of its largest clients would have a material adverse effect upon the Registrant.

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

6.  EMPLOYEES
    ---------

           As of March 25, 2003, the Registrant had 3 full-time employees. Part-time personnel are employed as needed.

                  (c)   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
                         -----------------------------------------------
                        OPERATIONS AND EXPORT SALES.
                        ------------------------------------------------

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


ITEM 3. LEGAL PROCEEDINGS.
--------------------------

                  NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ----------------------------------------------------

           No matter was submitted to a vote of security holders during the fourth quarter.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------   -------------------------------------------------------------
                MATTERS.
                --------

                a)  MARKET INFORMATION.
                    -------------------

           The Registrant's common shares are traded in the over-the-counter market and listed on the National Quotation Bureau's "Pink Sheets" (symbol:
"DTAB"). The following table sets forth the range of high and low closing bid quotations for the Registrant's common shares for each quarterly period during the Registrant's last two fiscal years, as reported by the National Quotation
Bureau:

           PERIOD                                       CLOSING BID PRICES
         ---------                                  ---------------------------
         Fiscal Year Ended
         December 31, 2001
                                                     HIGH          LOW
                                                    -----          -------
                  First Quarter                     N/A *          N/A *
                  Second Quarter                    N/A *          N/A *
                  Third Quarter                     N/A *          N/A *
                  Fourth Quarter                    N/A *          N/A *

         Fiscal Year Ended
         December 31, 2000
                                                     HIGH           LOW
                                                    ------         -------
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


                         DATATAB, INC. AND SUBSIDIARIES
               --------------------------------------------------

                             SELECTED FINANCIAL DATA
                    -----------------------------------------

                             YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------
                             2002         2001      2000          1999         1998
                            -----       ------     ------        ------      ------
For the year:

Total Revenue      $ 269,374    $ 450,704    $ 432,869    $ 383,047    $ 394,947
                   =========    =========    =========    =========    =========

Net income
  (loss)           $(103,998)  $ ( 67,928)  $(103,414)   $(113,475)   $ (84,368)
                   =========   ==========   =========    =========    =========

Income (loss)
  per share        $    (.15)   $    (.10)   $   (.15)   $    (.16)   $    (.12)
                   =========    =========    =========    =========    =========
Average number
  of shares used
  in computing
  earnings or
  loss per
  share              705,836      705,836      705,836      705,836     705,836
                   ---------    ---------    ---------    ---------    ---------
At year end

 Total assets      $   7,676    $  95,526    $ 121,332    $ 332,815    $215,909
                   ---------    ---------    ---------    ---------    ---------
 Working
  capital          $(332,351)   $(228,414)   $(161,072)   $ (56,809)   $ 59,271
                   ---------    ---------    ---------    ---------    ---------
Long-term
 indebtedness      $  10,600    $  10,600    $  10,600    $  12,600    $ 16,600
                   ---------    ---------    ---------    ---------    ---------
Shareholders'
 equity            $(342,638)   $(238,640)   $(170,712)   $ (67,298)   $  46,177
                   ---------    ---------    ---------    ---------    ---------
Book value
 per share         $    (.49)   $    (.34)   $    (.24)   $    (.10)   $     .06
                   ---------    ---------    ---------    ---------    ---------
Cash dividends
 declared per
 common share         NONE         NONE         NONE         NONE         NONE
                   ---------    ---------    ---------    ---------    ---------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 -------------------------------------------------------------------------------
CONDITION AND RESULTS OF OPERATION.
-------------------------------------------------------------

RESULTS OF OPERATIONS:
-------------------------------------

           Operating revenue for the three most recent fiscal years ended December 31, was $167,374 in 2002, $357,204 in 2001, $432,869 in 2000.

           During fiscal year ending December 31, 2002 operating revenues decreased by 53.0%, or $189,830. During fiscal year 2001 operating revenues decreased by 17.0% when compared to the revenues in fiscal year 2000.

           The decrease in revenue during fiscal year 2002 was due the slow down in the economy which resulted in a reduction in revenue from all Registrant's customers. Revenue in fiscal year 2001 was also lower than the revenue during fiscal year 2000. The decrease in revenue during fiscal year 2001 was due to severe economic slowdown after the September 11, 2001 terrorists attack in New York. During the past two fiscal years many clients either did not repeat their studies or reduced the amount of work sent to the Registrant.

           For the past three years market research accounted for 100% of Registrant's consolidated revenue.

           Cost of sales in fiscal year 2002 decreased by 54%, or $186,607 as compared to fiscal year 2001. In fiscal 2001 these costs decreased by 22%, or $98,056. The Registrant is continuously monitoring its operating cost structure and implementing cost saving programs wherever appropriate.

           Selling and administrative expenses increased by $33,549, or 36% during fiscal year 2002. These costs were lower in fiscal year 2001 by 22% when compared to selling and administrative costs during fiscal year 2000.

           The Registrant operated at a loss in fiscal years 2002 and 2001. These losses were a result of a revenue base that was not sufficient to cover Registrant's costs.

           The Registrant had no capital expenditures in 2002 and 2001 and it does not anticipate any capital expenditures in the near future.

           In the opinion of management, inflation has not had a material impact on the operations of the Registrant.

LIQUIDITY AND CAPITAL RESOURCES.
-------------------------------------------------------

           As of December 31, 2002 the Registrant's working capital decreased by approximately $103,937, creating a negative balance of ($332,351). Working capital at the end of fiscal year 2001 was lower by $67,342 compared to the working capital at the end of fiscal year 2000.

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


                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Datatab, Inc.:

We have audited the accompanying consolidated balance sheet of Datatab, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, retained earnings (deficit) and cash flows for each of the years in the three-years period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datatab, Inc. and subsidiaries at December 31, 2002, and 2001, and result of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with generally accepted accounting principles.

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


/S/ GHASSEMI, PHOEL & CO.
-------------------------
Certified Public Accountants

Lynbrook, New York
March 25, 2003


                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                  DECEMBER 31,
                                                               2002       2001
                                                            ---------  ---------
Current Assets:

         Cash ...........................................   $ 2,203   $ 9,483
         Accounts Receivable ............................     3,960    19,718
         Receivable from Data Probe, Inc. ...............      --      64,801
         Inventories of work
           in process and supplies ......................     1,000     1,100
         Miscellaneous receivables ......................       200        50
                                                            -------   -------

Total Current Assets ....................................   $ 7,363   $95,152

Furniture, fixtures, equipment
         and improvements (at cost, less
         accumulated depreciation
         of $ 126,517 in 2002
         and $126,446 in 2001)     ......................       163       234
Other assets      .......................................       150       140
                                                            -------   -------
                                                            $ 7,676   $95,526
                                                            =======   =======

(CONTINUED)


                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   LIABILITIES

                                                           DECEMBER 31,
                                                     2002              2001
                                                  ------------     ------------
Current Liabilities:

         Accounts Payable ....................     $    13,167      $    25,278
         Accrued expenses and taxes ..........         167,361          153,288
         Customer advances ...................          70,000          145,000
          Payable to Data Probe, Inc. ........          89,186             --
                                                   -----------      -----------
Total Current Liabilities ....................         339,714          323,566

Other liabilities ............................          10,600           10,600
                                                   -----------      -----------
                                                   $   350,314      $   334,166
                                                   -----------      -----------

STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
         shares, par value $1 a share;
         none issued .........................            --               --

Common shares - authorized 2,000,000
         Shares, par value $1 a share;
         issued 788,955 shares (including
         shares held in treasury) ............         788,955          788,955

Additional paid-in capital ...................       2,490,471        2,490,471

Deficit ......................................      (3,490,607)      (3,386,609)
                                                   -----------      -----------
                                                      (211,181)        (107,183)

Less cost of 83,119 common shares
         held in treasury ....................         131,457          131,457
                                                   -----------      -----------
                                                      (342,638)        (238,640)
                                                   -----------      -----------
                                                   $     7,676      $    95,526
                                                   ===========      ===========

           The notes to financial statements are made a part hereof.


                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                    YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               2002         2001         2000
                                              -----        ------        -----
Sales ...................................   $ 167,374    $ 357,204    $ 432,869
Cost of sales ...........................     156,013      342,620      440,676
                                            ---------    ---------    ---------

Gross profit ............................      11,361       14,584       (7,807)

Selling and administrative
         expenses .......................     126,647       93,098      119,927
                                            ---------    ---------    ---------

Loss from operations ....................    (115,286)     (78,514)    (127,734)

Interest income, net of
         related expenses ...............       1,886       10,586       22,241

Other Income ............................       9,402         --           --

Gain on sale of marketable securities ...        --           --          2,079
                                            ---------    ---------    ---------

Net income (loss) .......................   $(103,998)   $ (67,928)   $(103,414)
                                            =========    =========    =========

Income (loss) per share .................   $    (.15)   $    (.10)   $    (.15)
                                            =========    =========    =========

Weighted average number of
         shares outstanding .............     705,836      705,836      705,836
                                            =========    =========    =========


           The notes to financial statements are made a part hereof.




                         DATATAB, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT)

                                             YEAR ENDED DECEMBER 31,
                                   -----------------------------------------
                                     2002              2001             2000
                                    ------            ------           ------

 (Deficit) - January 1 ......     $(3,386,609)     $(3,318,681)     $(3,215,267)
Net income (loss)
         for the year .......        (103,998)         (67,928)        (103,414)
                                  -----------      -----------      -----------
(Deficit) - December 31 .....     $(3,490,607)     $(3,386,609)     $(3,318,681)
                                  ===========      ===========      ===========


           The notes to financial statements are made a part hereof.



                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    YEAR ENDED DECEMBER 31,
                                            ------------------------------------

                                              2002          2001         2000
                                             ------        ------       ------
Cash flows provided by (used in)
  operating activities:
         Cash received from
           customers ....................   $ 117,534    $ 350,536    $ 368,575
         Cash paid to suppliers
           and employees ................    (280,687)    (392,985)    (569,546)
         Interest received,
           net ..........................       1,886       10,586       22,241
                                            ---------    ---------    ---------
Net cash provided by
  (used in) operating
  activities ............................    (161,267)     (31,863)    (178,730)
                                            ---------    ---------    ---------
Cash flows provided by (used in)
   investing activities:
      Proceeds of sale of marketable
         Securities, net
                                                 --           --          2,079
      Advances from (to)
          an affiliate ..................     153,987       40,360       87,622
                                            ---------    ---------    ---------
Net cash provided by (used in)
  investing activities ..................     153,987       40,360       89,701
                                            ---------    ---------    ---------
Net (decrease) increase in cash .........      (7,280)       8,497      (89,029)

Cash at beginning of period .............       9,483          986       90,015
                                            ---------    ---------    ---------

Cash at end of period ...................   $   2,203    $   9,483    $     986
                                            =========    =========    =========

(CONTINUED)


                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      YEAR ENDED DECEMBER 31,
                                             ----------------------------------------
                                                  2002         2001        2000
                                                 -----        ------       ------
Reconciliation of net income
    to net cash provided by
    operating activities:
Net income (loss) ..........................   $(103,998)   $ (67,928)   $(103,414)

Adjustments to reconcile net
   loss to net cash
   provided by operating
   activities:

                  Depreciation and
                   amortization ............          71          556          654
                  Gain on sale of marketable
                   Securities ..............        --           --         (2,079)
                  Decrease (increase)
                   in accounts
                   receivable ..............      15,758       (6,668)      33,806
                  Decrease (increase)
                   in inventories ..........         100           75         (125)
                  Decrease (increase)
                   in prepaid expenses
                   and other assets ........        (160)         (20)         497
                 (Decrease) increase
                   in accounts
                   payable .................     (12,111)      (1,232)      (5,760)
                  (Decrease) increase
                   in accrued expenses,
                   taxes and other
                   liabilities .............     (60,927)      43,354     (102,309)
                                               ---------    ---------    ---------
Net cash provided by (used in)
         operating activities ..............   $(161,267)   $ (31,863)   $(178,730)
                                               =========    =========    =========




           The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

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


(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
--------------------------------------------------------

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

RECEIVABLE FROM DATA PROBE, INC.:
---------------------------------

Data Probe, Inc., the majority stockholder, was indebted to the Company for advances made. For the year ended December 31, 2002 and 2001 total interest earned on the advances amounted to $1,886 and $10,586 respectively.

INVENTORIES:
------------

      Inventories are summarized as follows:

                                                      DECEMBER 31,
                                                 ---------------------
                                                  2002           2001
                                                 ------         ------

           Work in process  . . . . .          $ 1,000        $ 1,100
                                                =======        =======

(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

FURNITURE, FIXTURES, EQUIPMENT AND IMPROVEMENTS:
-------------------------------------------------

         Furniture, fixtures, equipment and improvements comprise the following:

                                                COST AND BOOK VALUE
                                                    DECEMBER 31,
                                           -----------------------------
                                                                    ESTIMATED
                                                                     USEFUL
                                        2002           2001          LIVES
                                        -----         ------       ----------
Computer data
  processing
  equipment .....................      $118,033      $118,033      7 to 10 years
Furniture,
  fixtures and
  improvements ..................         8,647         8,647      5 to 10 years
                                       --------      --------      -------------
                                        126,680       126,680

Less accumulated
  Depreciation ..................       126,517       126,446
                                       --------      --------
          Net ...................      $    163      $    234
                                       ========      ========

PAYABLE TO DATA PROBE, INC.:

           The Company is indebted to Data Probe, Inc., the majority stockholder, for advances made. For the year ended December 31, 2002, interest paid on the indebtedness was $895.

INCOME TAXES:
-------------

         At December 31, 2002, the Company has available net operating loss Carry-forwards in excess of $1,023,000, of which $120,000 expires in 2003, $87,000 in 2004, $ 94,000 in 2005, $84,000 in 2006, $99,000 in 2007 and the
balance in 2008 and thereafter.

         The Company has provided a valuation allowance in its entirety to offset potential benefit derived with the utilization of the net operating loss carry-forwards and tax credits available.

         The consolidated federal income tax returns of the Company and its subsidiaries have been examined by the Treasury Department through 1977.

(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

TRANSACTIONS WITH RELATED PARTIES:
----------------------------------

         Data Probe, Inc. charged the Company for the following:

                                 TOTAL              SERVICES             RENT
                                ---------         -----------          --------
                  2002. . .     $121,923          $   52,825           $ 69,098
                  2001. . .      346,407             278,260             68,147
                  2000. . .      284,151             212,306             71,845

         In addition, the Company charged Data Probe, Inc. for the following:

                               TOTAL        SERVICES     INTEREST     SALES
                             ---------     ---------    ---------   ----------
                  2002. . .  $  56,271     $  13,000    $   1,886    $ 41,385
                  2001. . .    270,251       206,500       10,586      53,165
                  2000. . .    185,764       120,000       21,589      44,175

COMMITMENTS:
------------
         As of January 1, 1997, Data Probe, Inc. acquired a lease for new office space, and the Company will be renting its offices from them on a month to month basis.

GOING CONCERN:
-------------------------

           As reflected in the accompanying financial statements, the Company incurred net operating losses of $103,998 and $67,928 for each of the two years ended December 31, 2002 and 2001. Adverse economic conditions have limited the ability of the Company to market its services at amounts sufficient to recover operating and administrative cost. Continued losses have exhausted the remaining net working capital. Because of the conditions surrounding the Company and its inability to generate profit, there is doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM #9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
--------    ------------------------------------------------------

Not applicable.

                                    Part III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  (a), (b)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE
                                OFFICERS.
                                                            DIRECTOR   OFFICER
 NAME                   AGE            POSITION              SINCE      SINCE
 ----                  -----        ---------------        --------   --------

Yitzhak N. Bachana     70         President, Treasurer,       1983      1983
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

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------
       (A)                (B)     (C)        (D)           (E)
--------------------------------------------------------------------------
NAME AND PRINCIPAL                                        OTHER
POSITION                 YEAR    SALARY     BONUS     COMPENSATION
------------------      ------   -------   ------    ----------------
Yitzhak N. Bachana -     2002   $ 31,731     -           $ 88,846 (1)
President                2001     50,769     -           $ 65,577 (2)
                         2000     52,885     -           $ 61,346 (3)
____________________________________________________________________
(1)  Represents earned but unpaid salary as of December 31, 2002.
(2)  Represents earned but unpaid salary as of December 31, 2001.
(3) Represents earned but unpaid salary during the four years period ending December 31, 2000.



                                     III - 2

                  (b)  (1)    COMPENSATION PURSUANT TO PLANS.

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

                              AMOUNT OF
NAME AND ADDRESS OF          BENEFICIAL       PERCENT
BENEFICIAL OWNER             OWNERSHIP        OF CLASS
--------------------        ------------      --------
Data Probe
Acquisition Corp.          517,959(1)(2)       73.38
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

                                     III - 3

                  (b)   SECURITY OWNERSHIP OF MANAGEMENT.

                  The following chart sets forth the number of the Registrant's common shares, $1.00 par value, beneficially owned by all of the directors of the Registrant and by the directors and officers of the Registrant as a group at March 20, 2001:

NAME OF                          AMOUNT OF
BENEFICIAL                       BENEFICIAL            PERCENT
OWNER                           OWNERSHIP (1)           OF CLASS
-----------                    ---------------        ------------

Yitzhak N. Bachana                  0 (2)                  0

Officers and Directors
 as a Group
(1 PERSON)                          0 (2)                  0
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



                                     III - 4

                  From time to time the Registrant and Data Probe, Inc. hire each other's employees for specific projects. For the fiscal year ended December 31, 2002, the Registrant incurred expenses of $52,825 with respect to these transactions. The Registrant was charged $69,098 for rent pursuant to an allocation arrangement. The Registrant charged Data Probe, Inc. $44,385 for sales and services and $1,886 for interest in 2002.

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


                                     III - 5

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM
               8-K.

                                                                         PAGE
                                                                         -----
            (a)      1.       FINANCIAL STATEMENTS

                     Included in Part II of this report:

                     Selected Financial Data at
                      December 31, 2002, 2001, 2000,
                      1999, 1998                                           II-1

                     Report of Independent Certified
                      Public Accountants                                   II-4

                     Consolidated Balance Sheets at
                      December 31, 2002 and 2001                         II-5,6

                     Consolidated Statements of Operations
                      for the years ended December 31,
                      2002, 2001, and 2000                                 II-7

                     Consolidated Statements of Retained
                      Earnings (Deficit) for the years
                      ended December 31, 2002, 2001,
                      and 2000                                             II-8

                     Consolidated Statements of Cash
                      Flows for the years ended December 31,
                      2002, 2001, and 2000                                 II-9

                     Notes to Consolidated Financial
                     Statements                                            II-10

                     2.   Financial Statements Schedules
                              Included in Part IV of this report:

                     Accountant's report on financial
                     statement schedules                                   IV-4

                     Schedule V-Equipment and
                     Improvements for the years ended
                     December 31, 2002, 2001, and 2000                     IV-5

                     Schedule VI-Depreciation and
                     Amortization of Equipment and
                     Improvements for the years ended
                     December 31, 2002, 2001, and 2000                     IV-6

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

                                  DATATAB, INC.

Dated:  March 27, 2003                By:  /S/ YITZHAK N. BACHANA
                                           ----------------------
                                           Yitzhak N. Bachana,
                                            President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  March 27, 2003                 /S/ YITZHAK N. BACHANA
                                       ----------------------
                                       Yitzhak N. Bachana, President,
                                       Treasurer, Principal Executive
                                       Officer, Principal Financial
                                       Officer, Director