Form 10-Q
period 2003-05-13
DATATAB INC
filed 2003-05-13
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


+---+
| x |    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+---+    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period MARCH 31, 2003

OR
+---+    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
|   |    OF THE SECURITIES EXCHANGE ACT OF 1934
+---+
For the transition period from         to

                           Commission file no. 0-3677
                                               ------

                                  DATATAB, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEW YORK                                     13-1917838
   -------------------------------         ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


   49 EAST 21ST STREET, NEW YORK, NEW YORK                         10010
   ----------------------------------------                      ---------
   (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (212) 228-6800
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


        COMMON SHARES $1.00 PAR VALUE - 705,836 SHARES OUTSTANDING AS OF
              May 14, 2003 (EXCLUSIVE OF 83,119 SHARES IN TREASURY)

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                          MARCH 31  DECEMBER 31,
                                                          --------  ------------
                                                              2003       2002
                                                          --------  ------------
                                                         (UNAUDITED)
 Current assets:
         Cash ............................................   $    597   $  2,203
         Accounts receivable .............................      2,327      3,960
         Inventories of work in process ..................      1,000      1,000
         Miscellaneous receivables .......................        -          200
                                                             --------   --------
                           Total current assets ..........      3,924      7,363

         Furniture, fixtures, equipment and
                  improvements (at cost, less
                  accumulated depreciation of
                  $126,535 in 2003 and $126,517
                  in 2002)  ..............................        145        163
         Other assets ....................................        150        150
                                                             --------   --------
                           Total .........................   $  4,219   $  7,676
                                                             ========   ========

(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                   LIABILITIES

                                                      MARCH 31,     DECEMBER 31,
                                                      ---------     ------------
                                                         2003            2002
                                                      ---------     ------------
                                                     (UNAUDITED)
Current liabilities:
         Accounts payable ........................   $    14,316    $    13,167
         Accrued expenses and taxes ..............       188,342        167,361
         Customer advances .......................        70,000         70,000
              Payable to Data Probe, Inc. ........        35,123         89,186
                                                     -----------    -----------
              Total current liabilities ..........       307,781        339,714

Other liabilities ................................        10,600         10,600
                                                     -----------    -----------
              Total liabilities ..................       318,381        350,314
                                                     -----------    -----------

                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
          shares, par value $1 a share;
          none issued ............................          --             --

Common shares - authorized 2,000,000 shares, par
         value $1 a share; issued
         788,955 (including
         shares held in treasury) ................       788,955        788,955

Additional paid in capital .......................     2,490,471      2,490,471

Deficit ..........................................    (3,462,131)    (3,490,607)
                                                     -----------    -----------
                                                        (182,705)      (211,181)
Less cost of 83,119 common shares
         held in treasury ........................       131,457        131,457
                                                     -----------    -----------
           Total Shareholders' Equity ............      (314,162)      (342,638)
                                                     -----------    -----------
TOTAL ............................................   $     4,219    $     7,676
                                                     ===========    ===========

                 See accompanying notes to financial statements

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                           2003           2002
                                                       ---------      ---------

Sales ............................................     $  17,679      $  38,041
Cost of sales ....................................        31,433         85,424
                                                       ---------      ---------
Gross (Loss)/Profit ..............................     $ (13,754)     $ (47,383)

Selling and administrative
     expenses ....................................        36,319         36,402
                                                       ---------      ---------
(Loss) Profit from operations ....................     $ (50,073)     $ (83,785)

Interest (Expense)/income ........................        (1,451)           989
Payment received due to business interruption ....         -              8,953
Payment received for relinquishing the office
     lease 2 years prior to its expiration date ..        80,000             -
                                                       ---------      ---------
Profit (Loss) before
     provision for income taxes ..................     $  28,476      $ (73,843)

Income tax provision .............................          --             --
                                                       ---------      ---------
Net Profit (Loss) ................................     $  28,476      $ (73,843)
                                                       =========      =========

Profit/(Loss) per share...........................     $     .04      $    (.10)
                                                       =========      =========
Weighted average number
     of shares outstanding .......................       705,836        705,836
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

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Revenue for the three months period ended March 31, 2003 decreased to $17,679 as compared to $38,041 for the corresponding period of 2002. The decrease in revenue during the first quarter of the current fiscal year was due to the loss of two clients. One client ceased operations and second client decided to perform its data processing internally. The reduction was also due to a general decrease in volume because of a severe slow down in the market research industry. The September 11 terrorist attack in New York was the dominant catalyst and contributor to this slow down.

     Cost of sales in the three months period ended March 31, 2003 decreased by $53,991 or 63%. The decrease in revenue forced the Registrant to institute cuts in labor and other costs. During the first quarter costs were lowered to a minimum required to meet anticipated demand for market research services. In past years demand for market research services was always higher in the first quarter of a calendar year. This year it did not materialized.

     Selling and Administrative (S&A) expenses were maintained at previous year's level.

           During the three months period ending March 31, 2003 the Registrant incurred some interest expense due to advances made to it by Data Probe, Inc. In the past, the majority of interest income earned was recognized from Data Probe, Inc. and it's receivable to the Registrant. (See NOTE F of "Notes to Form 10-Q" contained in this report for additional information)

     During the first quarter of fiscal year 2003 Registrant's loss from operations was ($50,073) or ($.07) per share as compared to a loss from operations of ($83,785) or ($0.12) per share during the corresponding period in fiscal year 2002. Overall, the registrant is reporting a profit of $28,476, or $.04 per share, during the three months period ending March 31, 2003 as compared to a loss of ($73,843), or ($.10) per share, in the similar period of 2002. This profit was due to the receipt of $80,000 from Data Probe, Inc. as Registrant's share in a one-time payment received for relinquishing the office lease two years earlier than its expiration date. The Registrant will be moving with

(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Data Probe, inc., its parent, to a new, smaller office space at the Empire State Building, 350 Fifth Avenue, New York, New York. Rent costs at the new office space will be lower than Registrant's current costs.


CAPITAL EXPENDITURES.

     The Registrant did not incur any capital expenditure in the first three months of 2003.


LIQUIDITY AND CAPITAL RESOURCES.

     Working capital increased by $28,494 in the first three months of 2003 from a deficit of $332,351 at December 31, 2002 to a deficit of $303,857 at March 31, 2003.

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

                        DATATAB, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT
                                   CASH FLOWS
                                 (NOTES A AND B)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                             2003        2002
                                                          ---------   ---------
Cash flows provided (used) from operating activities:

Net Income/(Loss) ..................................     $ 28,476      $(73,843)

Adjustments to reconcile net (loss) to net cash provided by operating activities:

  Depreciation and amortization ....................           18            18
  Decrease/(Increase) in accounts receivable .......        1,833        15,343
  Decrease/(Increase) in prepaid expenses and
      other assets .................................           -             50
  Increase/(Decrease) in accounts payable ..........        1,149        (6,308)
  Increase/(Decrease) in accrued expenses
      and taxes ....................................       20,981        12,611
                                                         --------      --------
Net cash flow provided from (used by)
     operating activities ..........................       52,457       (52,129)
                                                         --------      --------
Cash flows provided (used) by investing activities:
  Payments (to) from an affiliate ..................      (54,063)       50,034
                                                         --------      --------
     Net cash flow provided (used) by
            investing activities ...................      (54,063)       50,034
                                                         --------      --------
Net (Decrease)/Increase in cash ....................       (1,606)       (2,095)

Cash at beginning of period ........................        2,203         9,483
                                                         --------      --------
Cash at end of period ..............................     $    597      $  7,388
                                                         ========      ========



            The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                               NOTES TO FORM 10-Q
                                   (UNAUDITED)

(NOTE A):
          The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Registrant's annual 10K report to the SEC for the year ended December 31, 2002; the condensed financial data included herein should be read in conjunction with that report.

(NOTE B):
          (1) In management's opinion, all necessary adjustments have been made in order to present fairly the consolidated results of operations for the interim periods.

          (2) The results of operations for the interim period ending March 31, 2003 are not necessarily indicative of the results of operations for the year ending December 31, 2003.

(NOTE C):
          Profit and loss per share is based on the average number of shares of common stock outstanding during each period after deducting treasury shares and taking into consideration the dilutive effect of outstanding stock options when applicable.

(NOTE D):
          At December 31, 2003, for financial accounting and income tax purposes, the Registrant has available net operating loss carry forwards in excess of $1,023,000 of which $120,000 expires in 2003, $87,000 in 2004, $94,000 in 2005, $84,000 in 2006, $99,000 in 2007, and the balance in 2008 and thereafter.

(NOTE E):
          Inventories are summarized as follows:

                                              March 31, 2003   December 31, 2002
                                              --------------   -----------------
Work in process ......................            $1,000            $1,000
                                              ==============   =================

(NOTE F:)

        Data Probe, Inc., the majority stockholder, has made advances to the Registrant. At March 31, 2003 Registrant's indebtedness to Data Probe was $35,123 and was evidenced by a demand note bearing interest at 2% above the prime rate.

          For the three months ended March 31, 2003, Data Probe, Inc. charged the Registrant $4,169 for services rendered and $17,602 in rent related expenses. In addition, Data Probe, Inc. charged Registrant during the first three months $1,451 for interest.

               During the first quarter of fiscal year 2003 the Registrant charged Data Probe $11,005 for services rendered.

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


                                         DATATAB, INC.

Dated:  May 14, 2003                     By:  /S/ YITZHAK N. BACHANA
                                         ---------------------------
                                         Yitzhak N. Bachana,
                                         President


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:  May 14, 2003                     /S/ YITZHAK N. BACHANA
                                         ----------------------
                                             Yitzhak N. Bachana, President,
                                             Treasurer, Principal Executive
                                             Officer, Principal Financial
                                             Officer, Director