Form 10-Q
period 2003-06-30
DATATAB INC
filed 2003-08-14
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period JUNE 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

                           Commission file no. 0-3677
                                               ------

                                  DATATAB, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEW YORK                                    13-1917838
  -------------------------------          -----------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


 350 FIFTH AVENUE, SUITE 1729, NEW YORK, NEW YORK                    10118
 -------------------------------------------------                 ----------
     (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (212) 228-6800
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

        COMMON SHARES $1.00 PAR VALUE - 705,836 SHARES OUTSTANDING AS OF
              June 30, 2003 (EXCLUSIVE OF 83,119 SHARES IN TREASURY)

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                             JUNE 30,    DECEMBER 31,
                                                             --------     ---------
                                                               2003          2002
                                                             --------     ---------
                                                            (UNAUDITED)
Current assets:
         Cash ............................................   $    438      $  2,203
         Accounts receivable .............................      2,127         3,960
         Inventories of work in process ..................      1,000         1,000
         Prepaid expenses and other current
                  assets .................................          9           200
                                                             --------      --------
                           Total current assets ..........      3,574         7,363

         Furniture, fixtures, equipment and
                  improvements (at cost, less
                  accumulated depreciation of
                  $126,680 in 2003 and $126,553
                  in 2002)  ..............................        127           163
         Other assets ....................................        150           150
                                                             --------      --------
                           Total .........................   $  3,851      $  7,676
                                                             ========      ========

(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   LIABILITIES

                                                       JUNE 30,    DECEMBER 31,
                                                      ---------    ------------
                                                         2003          2002
                                                      ---------     ----------
                                                     (UNAUDITED)
Current liabilities:
         Accounts payable ........................  $    16,670    $    13,167
         Accrued expenses and taxes ..............      204,801        167,361
         Customer advances .......................       70,000         70,000
              Payable to Data Probe ..............       70,659         89,186
                                                    -----------    -----------
              Total current liabilities ..........      362,130        339,714

Other liabilities ................................       10,600         10,600
                                                    -----------    -----------
              Total liabilities ..................      372,730        350,314
                                                    -----------    -----------

                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
          shares, par value $1 a share;
          none issued ............................         --             --

Common shares - authorized 2,000,000 shares,
         par value $1 a share; issued
         788,955 (including
         shares held in treasury) ................      788,955        788,955

Additional paid in capital .......................    2,490,471      2,490,471

Deficit ..........................................   (3,516,848)    (3,490,607)
                                                    -----------    -----------
                                                       (237,422)      (211,181)
Less cost of 83,119 common shares
         held in treasury ........................      131,457        131,457
                                                    -----------    -----------
           Total Shareholders' Equity ............     (368,879)      (342,638)
                                                    -----------    -----------
TOTAL ............................................  $     3,851    $     7,676
                                                    ===========    ===========


                 See accompanying notes to financial statements

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                        2003             2002
                                                     ---------        ---------

Sales ......................................         $ 112,423        $ 143,795
Cost of sales ..............................            59,913          153,967
                                                     ---------        ---------
Gross profit ...............................            52,510          (10,172)

Selling and administrative
           expenses ........................            78,751           74,382
                                                     ---------        ---------
(Loss) from operations .....................           (26,241)         (84,554)

Interest income ............................              --              1,808
Miscellaneous Income .......................              --              9,401

(Loss) before provision
           for income taxes ................         $ (26,241)       $ (73,345)

Income tax provision .......................              --               --
                                                     ---------        ---------
Net(Loss) ..................................         $ (26,241)       $ (73,345)
                                                     =========        =========

(Loss) Profit per share ....................         $    (.04)       $    (.10)
                                                     =========        =========
Weighted average number
           of shares outstanding                       705,836          705,836
                                                     =========        =========

Dividends per share ........................              NONE             NONE
                                                     =========        =========




                   The attached notes are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                             2003        2002
                                                          ---------    ---------
Sales ...........................................         $  14,744   $ 105,754
Cost of sales ...................................            28,481      68,544
                                                          ---------   ---------
Gross profit ....................................           (13,737)     37,210

Selling and administrative
           expenses .............................            40,981      37,981
                                                          ---------   ---------
(Loss) from operations ..........................           (54,718)       (771)

Interest income .................................                --         819
Miscellaneous Income ............................                --         448
                                                          ---------   ---------
Profit (loss) before provision for
income taxes ....................................         $ (54,718)  $     496

Income tax provision ............................                --          --
                                                          ---------   ---------
Net profit (Loss) ...............................         $ (54,718)  $     496
                                                          =========   =========

Profit (Loss) per share .........................         $    (.08)  $     .00
                                                          =========   =========
Weighted average number
of shares outstanding ...........................           705,836      705,836
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


                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS

        Revenue for the six months period ended June 30, 2003 decreased by 22.0% from $143,795 in the first six months of fiscal year 2002 to $112,423 during the corresponding period of fiscal year 2003. Revenue for the three months period ended June 30, 2003 decreased 86.0% to $14,744 as compared to $105,754 for the corresponding period of 2002. The large decrease in revenue during the second quarter of the fiscal year was due to cut backs by major clients coupled with an increase in competitive forces in market research data processing. During the second quarter the Registrant was not successful in finding new clients to replace the lost revenues.

        In line with the decrease in sales the Registrant had a decrease of 61.0% or $94,054 in the Cost of Sales during the first six months of fiscal year 2003. The large reduction in Cost of Sales during the second quarter was mainly due to a major cut back in labor costs. During the first six months of fiscal year 2002 there was a decrease of $164,547 in the Cost of Sales as compared to the corresponding six months period of fiscal year 2001. Most of that decrease occurred during the second quarter due to major cut back in labor costs.

        During the first six months of fiscal year 2003 Selling and Administrative expenses increased by $4,369 to $78,751. This increase was due to interest expense coupled with a one-time expense of $5,080 for a move to new premises. The move to new offices has resulted in a saving of approximately $3,000 per month. During the six months period ending June 30, 2002 Selling and Administrative expenses were lower by $11,913, or 14%, as compared to the similar period of 2001. This decrease was mainly due to the cut back in labor costs during the second quarter.

        During the six months period ending June 30, 2003 the company incurred interest expense of $2,296 for money advanced to it by Data Probe, Inc. During previous fiscal years the Registrant advanced money to Data Probe. However, during fiscal year 2002 Data Probe has repaid to Registrant all its principal and interest obligations. (See NOTE F of "Notes to Form 10-Q" contained in this report for additional information).

        The Registrant had a loss of ($26,241), or ($.04), during the six months period ending June 30, 2003 as compared to a loss of ($73,345) in the similar period of 2002. During the three months period ending June 30, 2003 the Registrant had a loss of ($54,718) or ($.08) as compared to a profit of $496 for the same period of fiscal year 2002.



(Continued)

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


        CAPITAL EXPENDITURES

        The Registrant did not incur any capital expenditures in the first six months of 2003 and does not anticipate adding any material capital assets for the balance of fiscal year 2003.

        LIQUIDITY AND CAPITAL RESOURCES.

        Working capital decreased by $26,205 in the first six months of 2003, from a deficit of ($332,351) at December 31, 2002 to a deficit of ($358,556) at June 30, 2003.

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

                         DATATAB, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT
                                   CASH FLOWS
                                 (NOTES A AND B)
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                   2003       2002
Cash flows (used) provided from operating activities:                            --------    --------
Net (loss) .............................................................         $(26,241)   $(73,345)

Adjustments to reconcile net (loss) to net cash provided by operating activities:

  Depreciation and amortization ........................................               36          35
  Decrease (Increase) in accounts receivable ...........................            1,833      11,081
  Decrease (Increase) in prepaid expenses and
           other assets ................................................              191        (414)
  Increase (Decrease) in accounts payable ..............................            3,503     (13,584)
  Increase (Decrease) in accrued expenses
           and taxes ...................................................           37,440      26,899
                                                                                 --------    --------
Net cash flow provided from (used in)
     Operating activities ..............................................         $ 16,762    $(49,328)
                                                                                 --------    --------
   Cash flows (used) provided by investing activities:
  Payments (from) to an affiliate ......................................          (18,527)     53,366
                                                                                 --------    --------
     Net cash flow (used) provided (by
     investing activities ..............................................          (18,527)     53,366
                                                                                 --------    --------
Net (Decrease)increase in cash .........................................         $ (1,765)      4,038

Cash at beginning of period ............................................            2,203       9,483
                                                                                 --------    --------
Cash at end of period ..................................................         $    438    $ 13,521
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

(NOTE B):
        (1) In management's opinion, all necessary adjustments have been made in order to present fairly the consolidated results of operations for the interim periods.
        (2) The results of operations for the interim period ending June 30, 2003 are not necessarily indicative of the results of operations for the year ending December 31, 2003.

(NOTE C):
        Profit and loss per share is based on the average number of shares of common stock outstanding during each period after deducting treasury shares and taking into consideration the dilutive effect of outstanding stock options when applicable.

(NOTE D):
        At December 31, 2002, for financial accounting and income tax purposes, the Registrant had $1,023,000 of net operating loss carry forwards. $120,000 will expire in 2003, $87,000 in 2004, $ 94,000 in 2005, $84,000 in 2006, $99,000
in 2007 and the balance in 2008 and thereafter.

(NOTE E):
        Inventories are summarized as follows:

                                June 30, 2003      December 31, 2002
                                 -----------          -----------
Work in process                  $     1,000          $     1,000
                                 ===========          ===========

(NOTE F:)

        Data Probe, Inc., the majority stockholder, has made advances to the Registrant. At June 30, 2003 Registrant's indebtedness to Data Probe was $70,659 and was evidenced by a demand note bearing interest at 2% above the prime rate.

        For the six months ended June 30, 2003, Data Probe, Inc. charged the Registrant $7,544 for services rendered and $29,836 in rent related expenses. In addition, Data Probe, Inc. charged the Registrant, in the same six months period, $2,296 for interest. During the first six months of the fiscal year the Registrant charged Data Probe, $98,484 for services rendered.

                                     PART II

Item 1. Legal Proceedings.

                     NONE

                                   SIGNATURES




        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DATATAB, INC.

Dated:  August 14, 2002       By: /S/ YITZHAK N. BACHANA
                                  -----------------------
                                  Yitzhak N. Bachana,
                                  President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:  August 14, 2002          /S/ YITZHAK N. BACHANA
                                 ------------------------------
                                 Yitzhak N. Bachana, President,
                                 Treasurer, Principal Executive
                                 Officer, Principal Financial
                                 Officer, Director

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