Form 10-Q
period 2003-09-30
DATATAB INC
filed 2003-11-14
CIK 27099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

+---+
_ x _      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+---+      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period SEPTEMBER 30, 2003

OR
+---+      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
_   _      OF THE SECURITIES EXCHANGE ACT OF 1934
+---+
For the transition period from         to

                           Commission file no. 0-3677


                                 DATATAB, INC. .
             (Exact name of registrant as specified in its charter)


     NEW YORK                                      13-1917838
---------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


350 FIFTH AVENUE, SUITE 1729, NEW YORK, NEW YORK              10010
-------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (212) 228-6800
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

        COMMON SHARES $1.00 PAR VALUE - 705,836 SHARES OUTSTANDING AS OF
           November 14, 2003 (EXCLUSIVE OF 83,119 SHARES IN TREASURY)
       -------------------------------------------------------------------




                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET



                                     ASSETS



                                                            SEPTEMBER 30, DECEMBER 31,
                                                                2003         2002
                                                            ------------- --------------
                                                             (UNAUDITED)

Current assets:
           Cash ..............................................   $  281   $2,203
           Accounts receivable ...............................    3,113    3,960
           Inventories of work in process ....................    1,000    1,000
           Miscellaneous receivables .........................      344      200
                                                                 ------   ------
                               Total current assets ..........    4,738    7,363



Furniture, fixtures, equipment and
           improvements (at cost, less
           accumulated depreciation of
           $126,626 in 2003 and $126,517
           in 2002)  .........................................      109      163
Other assets .................................................      150      150
                                                                 ------   ------
                               Total .........................   $4,997   $7,676
                                                                 ======   ======





(Continued)



                         DATATAB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   LIABILITIES

                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                      2003             2002
                                                                                  -------------    -------------
                                                                                    (UNAUDITED)
Current liabilities:
           Accounts payable ......................................................   $    16,220    $    13,167
           Accrued expenses and taxes ............................................       226,239        167,361
           Customer advances .....................................................        70,000         70,000
           Payable to Data Probe, Inc. ...........................................        99,891         89,186
                                                                                     -----------    -----------
                               Total current liabilities .........................       412,350        339,714

Other liabilities ................................................................        10,600         10,600
                                                                                     -----------    -----------
                     Total liabilities ...........................................       422,950        350,314
                                                                                     -----------    -----------

                              STOCKHOLDERS' EQUITY

Preferred shares - authorized 500,000
           shares, par value $1 a share;
           none issued ...........................................................          --             --

Common shares - authorized 2,000,000 shares, par value $1 a share; issued
           788,955 (including
           shares held in treasury) ..............................................       788,955        788,955

Additional paid in capital .......................................................     2,490,471      2,490,471

Deficit ..........................................................................    (3,565,922)    (3,490,607)
                                                                                     -----------    -----------
                                                                                        (286,496)      (211,181)
Less cost of 83,119 common shares
           held in treasury ......................................................       131,457        131,457
                                                                                     -----------    -----------
                     Total Shareholders' Equity ..................................      (417,953)      (342,638)
                                                                                     -----------    -----------
TOTAL . . . . . . . . . . . . . . . . . . .$ .....................................         4,997    $     7,676
                                                                                     ===========    ===========

                 See accompanying notes to financial statements






                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                          Nine Months Ended
                                                            September 30,
                                                       2003               2002
                                                    ---------           ---------
Sales ...........................................   $ 125,452           $ 195,963
Cost of sales ...................................      81,928             183,904
                                                    ---------           ---------
Gross profit ....................................      43,524              12,059

Selling and administrative
           expenses .............................     115,344             113,325
                                                    ---------           ---------
(Loss) from operations ..........................     (71,820)           (101,266)

Interest(Expense)/income ........................      (3,495)              1,886
Miscellaneous income ............................        --                 9,402
                                                    ---------           ---------
(Loss) before
           provision for income taxes ...........   $ (75,315)          $ (89,978)

Income tax provision ............................        --                  --
                                                    ---------           ---------
Net (Loss) ......................................   $ (75,315)          $ (89,978)
                                                    =========           =========

(Loss) per share ................................   $    (.11)          $    (.13)
                                                    =========           =========
Weighted average number
           of shares outstanding ................     705,836             705,836
                                                    =========           =========

Dividends per share .............................        NONE                NONE
                                                    =========           =========



                   The attached notes are made a part hereof.
                          ----------------------------





                         DATATAB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)


                                                           Three Months Ended
                                                              September 30,
                                                            2003         2002
                                                         ----------   ---------

Sales ................................................   $  13,029    $  52,168
Cost of sales ........................................      22,014       29,936
                                                         ---------    ---------
Gross profit. (loss)  ................................      (8,985)      22,232

Selling and administrative
           expenses ..................................      40,088       38,943
                                                         ---------    ---------
(Loss) from operations ...............................     (49,073)     (16,711)

Interest income ......................................        --             78
                                                         ---------    ---------
(Loss) before
           provision for income taxes ................   $ (49,073)   $ (16,633)

Income tax provision .................................        --           --
                                                         ---------    ---------
Net (loss) ...........................................   $ (49,073)   $ (16,633)
                                                         =========    =========

(Loss) per share .....................................   $    (.07)   $    (.02)
                                                         =========    =========
Weighted average number
           of shares outstanding .....................     705,836      705,836
                                                         =========    =========

Dividends per share ..................................        NONE         NONE
                                                         =========    =========




                   The attached notes are made a part hereof.
                          ----------------------------

                         DATATAB, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           Revenue for the nine months period ended September 30, 2003 decreased by 36% to $125,452 as compared to $195,936 for the corresponding period of 2002. Revenue for the three months period ended September 30, 2003 decreased 75% to $13,029 as compared to $52,168 for the corresponding period of 2002. The decrease in revenue for the nine month and three month periods was due to major cutbacks in the advertising and market research industries following the September 11, 2001 terror attacks. These cutbacks resulted in a severe slow down in demand for market research data processing services. To cut costs, a major customer decided to perform its market research data processing in house, resulting in a loss of that client.

           Cost of sales during the nine months period ended September 30, 2003 decreased by $101,976 or 55% when compared to the similar period of 2002. During the three months period ended September 2002 the cost of sales decreased by 26% to $22,014 as compared to $29,936 for the corresponding period in 2002. The large decreases in cost of sales during the nine months period and the third quarter of the fiscal year were due to cost reductions that were put into effect due to the decrease in sales volume.

           Selling and Administrative expenses during the nine months period and the three months period ended September 30, 2003 remained relatively the same.

           During the nine months period ended September 30, 2003 the Registrant had to pay $3,495 interest on funds advanced to it by it's parent Data Probe, Inc. In the comparable period of fiscal year 2002 the Registrant earned interest in the amount of $1,886 for funds advanced by it to Data Probe, Inc. (See NOTE F of "Notes to Form 10-Q" contained in this report for additional information).

           The Registrant had a loss of $(75,315) during the nine month period ended September 30, 2003 as compared to a loss of $(89,978) in the similar period of 2002. The Registrant also reported a loss of $(49,073) for the three months period ending September 30, 2003 as compared to a loss of $(16,633) for the same period of 2002.

CAPITAL EXPENDITURES.

           The Registrant incurred no capital expenditures during the current fiscal year. The registrant does not anticipate any material capital expenditures during the balance of fiscal year 2003.

LIQUIDITY AND CAPITAL RESOURCES.

           Working capital decreased by 67,898 in the first nine months of 2003 from a negative balance of ($339,714) at December 31, 2002 to a negative balance of ($407,612) at September 30, 2003.

           There is no assurance that the stream of sales and revenue from the Registrant's clients will continue. If additional profitable revenues from new clients cannot be generated the Registrant will once again realize losses, and its ability to continue to operate would be severely affected in the absence of securing some type of supplemental financing, the availability of which there can be no assurance.




                         DATATAB, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT
                                   CASH FLOWS
                                (NOTES A AND B)
                                  (UNAUDITED)
                               Nine Months Ended
                                                                September 30,
                                                             2003         2002
                                                           --------    ---------
Cash flows from operating activities:

Net (loss) .............................................   $(75,315)   $(89,978)

Adjustments to reconcile net (loss) to
  net cash used in operating activities:

  Depreciation and amortization ........................         54          47
  Decrease in accounts receivable ......................        847      14,625
  Increase (Decrease) in prepaid expenses and
           other assets ................................       (144)        445
  Decrease (Increase) in accounts payable ..............      3,053     (12,628)
  Increase (Decrease) in accrued expenses
           and taxes ...................................     58,878      (6,472)
   Increase in Miscellaneous Income ....................       --         9,402
                                                           --------    --------
Net cash flow (used in)
     operating activities ..............................   $(12,627)   $(84,559)
                                                           --------    --------
Cash flows from investing activities:
  Repayment of receivable from Data Probe, Inc. ........       --        52,591
  Advances from Data Probe, Inc. .......................     10,705      21,528
                                                           --------    --------
Net cash flow provided by
  investing activities .................................     10,705      74,119
                                                           --------    --------
Net (Decrease) Increase in cash ........................     (1,922)    (10,440)

Cash at beginning of period ............................      2,203       9,483
                                                           --------    --------
Cash at end of period ..................................   $    281    $   (957)
                                                           ========    ========


            The notes to financial statements are made a part hereof.

                         DATATAB, INC. AND SUBSIDIARIES

                               NOTES TO FORM 10-Q
                                   (UNAUDITED)

(NOTE A):

           The financial information contained in this Form 10-Q represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Registrant's annual 10K report to the SEC for the year ended December 31, 2002. The condensed financial data included herein should be read in conjunction with that report.

(NOTE B):

           (1) In management's opinion, all necessary adjustments have been made in order to present fairly the consolidated results of operations for the interim periods.

           (2) The results of operations for the interim period ending September 30, 2003 are not necessarily indicative of the results of operations for the year ending December 31, 2003.

(NOTE C):

           Profit and loss per share is based on the average number of shares of common stock outstanding during each period after deducting treasury shares and taking into consideration the dilutive effect of outstanding stock options when applicable.

(NOTE D):

           At December 31, 2002, the Registrant had available net operating loss carry-forwards in excess of $1,023,000, of which $120,000 in 2003, $87,000 in 2004, $94,000 in 2005, $84,000 in 2006, $99,000 in 2007 and the balance in 2008 and thereafter.

(NOTE E):

           Inventories are summarized as follows:

                         September 30, 2003         December 31, 2002
                         ------------------         -----------------
Work in process            $     1,000               $     1,000
                         ==================          =================

(NOTE F:)

           During the fiscal year Data Probe, Inc., the majority stockholder, has paid its debt to the Registrant and also made some advances to it. At September 30, 2003 the Registrant indebtedness to Data Probe was $99,891 and was evidenced by a demand note bearing interest at 2% above the prime rate.

           For the nine months ended September 30, 2003, Data Probe, Inc. charged the Registrant $10,406 for services rendered and 35,836 in rent related expenses. In addition, Data Probe, Inc. charged the Registrant, in the same nine months period, $3,495 for interest. During the first nine months period of the fiscal year the Registrant charged Data Probe, $108,869 for services rendered.

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

                     NONE

ITEM 5. OTHER INFORMATION.

                     NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Company did not file any reports on Form 8-K during The nine months ended September 30, 2003.

                                   SIGNATURES




           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                DATATAB, INC.

Dated:  November 14, 2003                 By:  /S/ YITZHAK N. BACHANA
                                               ----------------------------
                                               Yitzhak N. Bachana,
                                               President



           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:  November 14, 2003                 /S/ YITZHAK N. BACHANA
                                          ---------------------------------
                                          Yitzhak N. Bachana, President,
                                          Treasurer, Principal Executive
                                          Officer, Principal Financial
                                          Officer, Director